Form 10QSB
period 2000-09-30
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2000-12-04
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     (X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30,2000

                                       OR

     ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the transition period from April 6, 2000 to September 30, 2000

                         Commission File Number: 0-28514
                                                 -------


                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                       DELAWARE                        98-0160284
                       --------                        ----------
             (State or Other Jurisdiction            (I.R.S. Employer
            Incorporation or Organization)         Identification Number)


             4884 DUFFERIN STREET, UNIT 1, TORONTO, ONTARIO M3H 5S8
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:                     416-736-8882
                                                                    ------------

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,000,000 shares of Common Stock, par value $0.001 per share were outstanding as of September 30, 2000.

                                      INDEX




                                                                         PAGE

PART I. FINANCIAL INFORMATION                                              3

  Item 1. Financial Statements                                             3

      Consolidated Balance Sheet as at September 30,2000                   4
      Interim Consolidated Statement of Changes in Shareholders'
         Equity for the period ended September 30,2000                     5
      Interim Consolidated Statement of Operations for the period
         ended September 30,2000                                           6
      Interim Consolidated Statement of Cash Flows for the period
         ended September 30,2000                                           7
      Notes to Interim Consolidated Financial Statements                 8 - 9

  Item 2. Management's Discussion and Analysis or Plan of Operation     11 - 12


PART II. OTHER INFORMATION                                                 12

  Item 3. Certain Relationships and Related Transactions                   12

  Item 4. Description of Securities                                        12

  Item 5. Changes in Auditors'                                             12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS







                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)

                            (Stated in U.S. Dollars)

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000
                            (Stated in U.S. Dollars)

================================================================================


                                                                     (Unaudited)

                                   A S S E T S

CURRENT
    Cash                                                            $   605,277
    Accounts receivable                                                   1,433
    Sales taxes receivable                                               26,176
    Prepaid and deposits                                                  7,427
                                                                    -----------

                                                                    $   640,313

CAPITAL ASSETS (Note 3)                                                 624,446

INCORPORATION COSTS                                                       3,845
                                                                    -----------

                                                                    $ 1,268,604
                                                                    ===========


                              L I A B I L I T I E S

CURRENT
    Accounts payable                                                $   310,326
    Employee withholdings payable                                         4,189
                                                                    -----------

                                                                    $   314,515

SHAREHOLDERS' ADVANCES (Note 4)                                         471,587
                                                                    -----------

                                                                    $   786,102
                                                                    -----------

                              SHAREHOLDERS' EQUITY


SHARE CAPITAL (Note 5)                                              $ 1,016,000

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                           (421,823)

CUMULATIVE TRANSLATION ADJUSTMENT                                      (111,675)
                                                                    -----------

                                                                    $   482,502
                                                                    -----------

                                                                    $ 1,268,604
                                                                    ===========

                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   FROM DATE OF INCORPORATION, APRIL 6, 2000,
                              TO SEPTEMBER 30, 2000
                            (Stated in U.S. Dollars)

===================================================================================================================================
                                                                                                   (Unaudited)
                                                                      Deficit
                                                                    Accumulated     Accumulated
                                                                       During           Other
                                            Common Shares            Development    Comprehensive                   Comprehensive
                                        Number          Amount          Stage            Loss          Total            Loss
                                     ----------------------------------------------------------------------------------------------
ISSUE OF COMMON SHARES               16,000,000      $ 1,016,000      $      -          $    -      $ 1,016,000            -

COMPREHENSIVE LOSS
    NET LOSS                              -               -              (421,823)           -         (421,823)    $  (421,823)

    FOREIGN CURRENCY TRANSLATION
      ADJUSTMENTS                         -               -                  -           (111,675)     (111,675)       (111,675)
                                                                                                                    -----------

COMPREHENSIVE LOSS $                                                                                                $  (533,498)
                                                                                                                    ===========
                                     --------------------------------------------------------------------------

BALANCE - End of period              16,000,000      $ 1,016,000      $  (421,823)     $ (111,675)  $   482,502
                                     ==========================================================================

                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                   FROM DATE OF INCORPORATION, APRIL 6, 2000,
                              TO SEPTEMBER 30, 2000
                            (Stated in U.S. Dollars)

================================================================================

                                                                     (Unaudited)

REVENUE                                                            $     17,523
                                                                   ------------
EXPENSES
    Advertising and promotion                                      $    144,485
    Bank charges and interest                                            16,463
    General and office                                                   28,828
    Professional fees                                                    72,499
    Rent                                                                 16,201
    Telephone and communication                                          54,189
    Travel                                                                8,003
    Wages                                                                82,003
    Loss on foreign exchange                                             21,540
    Amortization                                                         34,909
                                                                   ------------

                                                                   $    457,580
                                                                   ------------

NET LOSS                                                           $   (421,823)
                                                                   ============

LOSS PER COMMON SHARE (Note 6)                                     $      (0.03)
                                                                   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 16,179,774
                                                                   ============


                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                   FROM DATE OF INCORPORATION, APRIL 6, 2000,
                              TO SEPTEMBER 30, 2000
                            (Stated in U.S. Dollars)

================================================================================

                                                                     (Unaudited)

CASH FROM (USED IN) OPERATIONS

    Net loss                                                        $  (421,823)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Amortization                                                   34,909
    Changes in assets and liabilities relating to operations
        Increase in accounts payable and accrued liabilities            288,337
        Increase in prepaid and sundry assets                            (7,427)
                                                                    -----------

    NET CASH FROM OPERATIONS                                        $  (106,004)
                                                                    -----------

CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                      $  (659,355)
    Incorporation costs paid                                             (3,845)
                                                                    -----------

NET CASH USED IN INVESTING ACTIVITIES                               $  (663,200)
                                                                    -----------

CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                                      $   471,587
    Capital shares issued                                             1,016,000
                                                                    -----------

NET CASH USED IN FINANCING ACTIVITIES                               $ 1,487,587
                                                                    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             $  (111,675)
                                                                    -----------

NET INCREASE IN CASH DURING THE PERIOD                              $   606,708

CASH - Beginning of period                                                -
                                                                    -----------

CASH - End of period                                                $   605,277
                                                                    ===========


                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)

================================================================================


The financial information for the period ended September 30,2000 presented in this Form 10-QSB has been prepared from accounting records of Yapalot Communications Holdings Inc. (the "Company") without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended September 30,2000 are not necessarily indicative of the results to be expected for a full year.


1.  NATURE OF OPERATIONS

    Yapalot Communications Holdings Inc. a development stage company, was incorporated under the laws of the State of Delaware on April 6,2000 and has adopted a fiscal year end of December 31. The company's development activities consist of the deployment of Voice Over Internet Protocol (VoIP) network services around the world as well as developing different communications solutions utilizing VoIP technology.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a)  Basis of Consolidation
        These interim consolidated financial statements present the combination of the interim financial statements of Yapalot Communications Holdings Inc., a United States company, and its wholly-owned subsidiary, Yapalot Communications Inc., a company incorporated under the laws of the Province of Ontario, Canada on March 8,2000.

    b)  Basis of Financial Statements
        These interim consolidated financial statements are stated in United States dollars, the "reporting currency". The consolidated transactions of Yapalot Communications Holdings Inc. have been recorded in Canadian dollars, the "functional currency", and have been restated into United States dollars at the period end exchange rates for balance sheet items and the average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments to the reporting currency are included in equity.

    c)  Capital Assets and Amortization
        Capital assets are carried at acquisition cost less accumulated amortization. Amortization is provided annually by the company at rates intended to amortize the assets over their estimated useful lives as follows:

           Computer equipment                  -   30%  Declining balance basis
           Computer software                   -  100% Declining balance basis
           Furniture and fixtures              -   20%  Declining balance basis
           Leasehold improvements              -   20%  of cost
           Network communications equipment    -   20%  Declining balances basis

        Where the company determines that circumstances indicate that the carrying value of certain capital assets may not be recoverable, the company's policy is to write the asset down to an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. Such an impairment loss will be charged to operations in the current year.

    d)  Revenue Recognition
        The Company recognizes revenue as the service is used and becomes billable.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30,2000
                                                             (Unaudited)
                            (Stated in U.S. Dollars)

================================================================================

    e)  Estimates
        The preparation of financial statements in conformity with generally accepted accounting princiles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    f)  Start-up and Other Pre-operating Expenses
        Start-up and pre-operating expenses incurred by the Company are expensed as incurred.

    g)  Comprehensive Income
        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the Company. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

    h)  Earnings (Loss) Per Share
        Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period.

    i)  General
        These financial statements have been prepared in accordance with Unites States generally accepted accounting principles (GAAP), as they relate to these financial statements.


3.  CAPITAL ASSETS
                                                   ACCUMULATED           NET
                                         COST     AMORTIZATION          2000
                                     ------------------------------------------
    Computer equipment               $  123,897      $   9,292      $   114,605
    Computer software                    27,760          6,940           20,820
    Furniture and fixtures               67,247            630           66,617
    Leasehold improvements               65,618            822           64,796
    Network communication equipment     374,833         17,225          357,608
                                     ------------------------------------------

                                     $  659,355      $  34,909      $   624,446
                                     ==========================================


4.  SHAREHOLDERS' ADVANCES

    The balances due to shareholders are non-interest bearing , however in accordance with generally accepted accounting policies, an interest rate of 7% was imputed in this non arms length arrangement. The imputed interest is charged to operations and credited to shareholders' advances.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30,2000
                                                            (Unaudited)
                            (Stated in U.S. Dollars)

================================================================================

5.  SHARE CAPITAL

    Authorized
          50,000,000   Common shares at $.001 par value
    Issued
          20,000,000   Common shares                             $    1,016,000
                                                                 ==============


6.  LOSS PER COMMON SHARE

    Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's common stock outstanding. Diluted loss per share does not differ from basic loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

    Through its wholly-owned subsidiary, Yapalot Communications Inc., the Company is creating and marketing a global Internet Protocol telecommunications network. By the end of fiscal year 2000, the company anticipates completing the launch of ten initial gateways, plus beginning the launch of an additional 22 gateways. The ten initial gateways were financed using the private funds of our founding shareholders. The Company believes that it will generate sufficient positive cash flow from operations to meet operating requirements and the purchase of the 22 gateways over the next 12 months. If the Company does not generate sufficient positive cash flow to meet cash requirements, it may, from time to time, seek to raise capital from additional sources, including setting up lines of credit, project specific financings and public or private debt or equity financings. However, there can be no assurance that the Company will be able to obtain any sort of financing on commercially acceptable terms, if at all. To achieve the Company's business plan, it has built a customer service team of 12 full time employees and 20 full time employees in the areas of administration, marketing and sales.

    The Company is a holding company and has no independent operating history other than Yapalot Communications. Inc. Expenses for the period ended September 30,2000 represent consolidated costs since inception.

COMPARISON  OF THE PERIOD  ENDED  SEPTEMBER  30,2000  TO THE  PERIOD  ENDED JUNE
30,2000.

    During the period ended September 30,2000 the Company completed contract negotiations with its major Network equipment supplier, Clarent Corporation, based in Redwood City, California. The company also took delivery of hardware for the Montreal, Vancouver, Toronto, Hong Kong and Israel, New York City, Miami, Italy, and Greece gateways. Under terms of the supplier agreement, initial deposits of 25% were paid to Clarent Corporation, with a portion of the balance due in each of February 2000. This financial information reflects the initial deposits paid on these two latter gateways. During this period the Company also completed most of the renovations of its offices and the acquisition of furniture and equipment workstations for the Company's employees.

RESULTS OF OPERATIONS

    During this quarter ended September 30,2000 the Company commenced generating revenues, as reflected in these financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of liquidity for the Company are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the Company's Interim Consolidated Financial Statements set forth in Part II hereto.

    Current assets totaled $640,313 at September 30,2000 compared to $602,799 at June 30,2000. The increase is attributable to additional hardware equipment purchased for the New York and Miami gateways, as well as additional prepaid Canadian Goods and Services Taxes refundable to the corporation. At
    September 30,2000 the Company had cash but no short-term deposits. As operating activities had just begun, there were only a small amount of Accounts Receivable on hand at September 30, 2000.

    As at September 30,2000, current liabilities totaled $314,515 compared to $396,113 at June 30,2000. The decrease is attributable to the payments having begun against current supplier balances, under initial financing terms on the gateway hardware received by the company.

    The Company's operations are carried out in Canadian dollars. The company's reporting currency is in Unites States dollars. As indicated in the notes to this financial information, any translation adjustment to the reporting currency would be included in equity.

    During the period ended September 30,2000 the company conducted an offering pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, of 4,000,000 shares of common stock at $0.25 to raise $1,000,000 for working capital.


                                     PART II

                                OTHER INFORMATION

ITEM 3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Yapalot Communications Inc. currently has two outstanding loans to its two founders: Yuval Barzakay $168,000 and Marilyn Benlolo $303,000. Both loans are interest free and the funds were used to finance Yapalot Communications Inc. since its inception in March 2000. Both loans are for a term of no less than one year and are payable after one year or when revenues reach a level in which the loans can be repaid. They are non-interesting bearing loans.

ITEM 4. DESCRIPTION OF SECURITIES

    The Company has authorized 50,000,000 shares of common stock, $.001 par value per share. As of September 30,2000, there were 16,000,000 shares issued and outstanding. All shares are of the same class and have the same rights, preferences and limitations. Holders of shares are entitled to receive dividends in cash, property or shares when and if dividends are declared by the Board of Directors out of funds legally available therefore. The By-Laws impose no limitations on the payment of dividends. A quorum for any meeting of shareholders is a majority of shares then issued and outstanding and entitled to be voted at the meeting. Holders of shares are entitled to one vote per share. Upon liquidation, dissolution or winding up of the business of the Company, any assets will be distributed to the holders of shares after payment or provision for payment of all debts, obligations or liabilities of the Company. There are no preemptive rights, subscription rights, or redemption provisions relating to the shares and none of the shares carries any liability for further calls.

ITEM 5. CHANGES IN AUDITORS

    During the period ended September 30,2000 the Company retained the firm of Weisbrod Goldmacher, LLP., Chartered Accountants as its new auditors. All figures in this financial information has been reviewed by Weisbrod Goldmacher, LLP., in anticipation of their Auditors' Report to be expressed on the Company's financial statements for the fiscal year ended December 31,2000.

                                   SIGNATURES
                                   ----------






    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         YAPALOT COMMUNICATIONS HOLDINGS INC.






Dated: November 13, 2000                     By  /s/ Yuval Barzakay
                                                -------------------------------
                                                   Yuval Barzakay, Chairman and
                                                   Chief Executive Officer