Form 10QSB
period 2000-09-30
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-01-09
CIK 1120323

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                        OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from April 6, 2000 to September 30, 2000

                         Commission File Number: 0-28514

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                             98-0160284
 (State or Other Jurisdiction                                (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

             4884 Dufferin Street, Unit 1, Toronto, Ontario M3H 5S8

                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:                    416-736-8882

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

                         Yes  X                 No
                             ---                   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of Common Stock, par value $0.001 per share were outstanding as of September 30, 2000.

                                      INDEX

                                                                                                                      PAGE
PART I. FINANCIAL INFORMATION                                                                                           3

  Item 1. Financial Statements                                                                                          3

      Consolidated Balance Sheet as at September 30, 2000                                                               4

      Interim Consolidated Statement of Changes in Shareholders' Equity for the period since inception to
         September 30, 2000                                                                                             5

      Interim Consolidated Statement of Operations for the period ended September 30, 2000 and cumulative from
         date of inception to September 30, 2000                                                                        6

      Interim Consolidated Statement of Cash Flows for the period ended September 30, 2000 and cumulative from
         date of inception to September 30, 2000                                                                        7

      Notes to Interim Consolidated Financial Statements                                                              8 - 9

  Item 2. Management's Discussion and Analysis or Plan of Operation                                                  11 - 12


PART II. OTHER INFORMATION                                                                                             13

  Item 3. Certain Relationships and Related Transactions                                                               13

  Item 4. Description of Securities                                                                                    13

  Item 5. Changes in Auditors'                                                                                         13

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

                                SEPTEMBER 30, 2000

                                   (Unaudited)

                            (Stated in U.S. Dollars)

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                SEPTEMBER 30, 2000

                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

                                   A S S E T S

 CURRENT
    Cash                                                     $         605,277
    Accounts receivable                                                  1,433
    Sales taxes receivable                                              26,176
    Prepaid and deposits                                                 7,427
                                                             -----------------
                                                             $         640,313

 CAPITAL ASSETS (Note 3)                                               624,446
                                                             -----------------


                                                             $        1,264,759
                                                             ==================

                              L I A B I L I T I E S

 CURRENT

    Accounts payable and accrued liabilities                 $         314,514

 SHAREHOLDERS' ADVANCES (Note 4)                                       471,587
                                                             -----------------

                                                             $         786,101
                                                             -----------------

                              SHAREHOLDERS' EQUITY

 SHARE CAPITAL (Note 5)                                      $       1,016,000

 DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                        (447,653)

 CUMULATIVE TRANSLATION ADJUSTMENT                                    (89,689)
                                                             -----------------

                                                             $         478,658
                                                             -----------------

                                                             $       1,264,759
                                                             =================

                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FROM DATE OF INCORPORATION, APRIL 6, 2000,

                              TO SEPTEMBER 30, 2000

                                   (Unaudited)

                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated    Accumulated
                                                                             During          Other
                                                  Common Shares            Development   Comprehensive                Comprehensive
                                                Number       Amount           Stage          Loss         Total           Loss
                                               -------------------------------------------------------------------------------------
 ISSUE OF COMMON SHARES
    Founder shares issued at inception         16,000,000   $   16,000     $   -           $  -         $   16,000          -
    Shares issued in current fiscal quarter     4,000,000    1,000,000         -              -          1,000,000          -

 COMPREHENSIVE LOSS

    Net Loss                                       -            -            (447,653)        -           (447,653)  $ (447,653)
    Foreign Currency Translation Adjustments       -            -              -             (89,689)      (89,689)     (89,689)

 COMPREHENSIVE LOSS                                                                                                  $ (537,342)
                                               --------------------------------------------------------------------  ===============

 BALANCE - End of period                       20,000,000   $1,016,000     $ (447,653)     $ (89,689)   $  478,658
                                               ====================================================================




                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                    FROM DATE OF INCORPORATION, APRIL 6, 2000,

                              TO SEPTEMBER 30, 2000

                                   (Unaudited)

                            (Stated in U.S. Dollars)

                                                                For the Period Ended
                                                              September 30   September 30
                                                                   2000          2000
-----------------------------------------------------------------------------------------

                                                              (3 Months)      (Cumulative
                                                                               to Date)
 REVENUE                                                     $     17,523    $     17,523
                                                             ------------    ------------

 EXPENSES
    Advertising and promotion                                $    144,485    $    144,485
    Bank charges and interest                                      13,040          16,463
    General and office                                             18,253          32,579
    Professional fees                                              41,777          76,344
    Rent                                                            7,668          16,201
    Telephone and communication                                    24,167          54,189
    Travel                                                          6,948           8,003
    Wages                                                          68,089          82,003
    Amortization                                                   24,839          34,909
                                                             ------------    ------------

                                                             $    349,266    $    465,176
                                                             ------------    ------------

 NET LOSS                                                    $  (331,743)    $  (447,653)
                                                             ============    ============


 LOSS PER COMMON SHARE (Note 6)                              $     (0.02)    $     (0.03)
                                                             ============    ============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          17,304,348      16,677,966
                                                             ============    ============


                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                    FROM DATE OF INCORPORATION, APRIL 6, 2000,

                              TO SEPTEMBER 30, 2000

                                   (Unaudited)

                            (Stated in U.S. Dollars)

                                                                                                For the Period Ended
                                                                                            September 30    September 30
                                                                                                2000            2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                              (3 Months)     (Cumulative
                                                                                                              to Date)
CASH FROM (USED IN) OPERATIONS

    Net loss                                                                                 $  (331,743)    $ (447,653)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Amortization                                                                              24,839         34,909
    Changes in assets and liabilities relating to operations
        Accounts receivable                                                                       (1,433)        (1,433)
        Accounts payable and accrued liabilities                                                 (84,122)       288,338
        Prepaid and sundry assets                                                                 95,719         (7,427)
        Effect of exchange rate changes on cash                                                  (88,321)       (89,689)
                                                                                             -----------    -----------

    NET CASH FROM OPERATIONS                                                                 $  (385,061)   $  (222,955)
                                                                                             -----------    -----------


 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                                               $  (195,873)   $  (659,355)
                                                                                             -----------    -----------


 CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                                                                   167,469    $   471,587
    Capital shares issued                                                                      1,000,000      1,016,000
                                                                                             -----------    -----------

    NET CASH USED IN FINANCING ACTIVITIES                                                    $ 1,167,469    $ 1,487,587
                                                                                             -----------    -----------


 NET INCREASE IN CASH DURING THE PERIOD                                                      $   586,535    $   605,277


 CASH - Beginning of period                                                                       18,742      -
                                                                                             -----------    -----------


 CASH - End of period                                                                        $   605,277    $   605,277
                                                                                             ===========    ===========

                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2000

                                   (Unaudited)

                            (Stated in U.S. Dollars)

The financial information for the period ended September 30, 2000 presented in this Form 10-QSB has been prepared from accounting records of Yapalot Communications Holdings Inc. (the "Company") without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for a full year.

1.  NATURE OF OPERATIONS

    Yapalot Communications Holdings Inc. a development stage company, was incorporated under the laws of the State of Delaware on April 6, 2000 and has adopted a fiscal year end of December 31. The company's development activities consist of the deployment of Voice Over Internet Protocol (VoIP) network services around the world as well as developing different communications solutions utilizing VoIP technology.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a)  Basis of Consolidation
        These interim consolidated financial statements present the combination of the interim financial statements of Yapalot Communications Holdings Inc., a United States company, and its wholly-owned subsidiary, Yapalot Communications Inc., a company incorporated under the laws of the Province of Ontario, Canada on March 8, 2000.

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

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2000

                                   (Unaudited)

                            (Stated in U.S. Dollars)

    e)  Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    f)  Start-up and Other Pre-operating Expenses
        Start-up and pre-operating expenses incurred by the Company are expensed as incurred.

    g)  Comprehensive Income
        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the Company. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements.. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

    h)  Earnings (Loss) Per Share
        Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period.

    i)  General
        These financial statements have been prepared in accordance with Unites States generally accepted accounting principles (GAAP), as they relate to these financial statements.

3.  CAPITAL ASSETS

                                                   ACCUMULATED      NET
                                       COST       AMORTIZATION      2000
                                     -------------------------------------
    Computer equipment               $  123,897    $   9,292    $  114,605
    Computer software                    27,760        6,940        20,820
    Furniture and fixtures               67,247          630        66,617
    Leasehold improvements               65,618          822        64,796
    Network communication equipment     374,833       17,225       357,608
                                     -------------------------------------

                                     $  659,355    $  34,909    $  624,446
                                     ======================================

4.  SHAREHOLDERS' ADVANCES

    The balances due to shareholders are non-interest bearing, however in accordance with generally accepted accounting policies, an interest rate of 7% was imputed in this non arms length arrangement. The imputed interest is charged to operations and credited to shareholders' advances. The individual shareholder advance amounts are as follows:

                  Yuval Barzakay                     $   168,794
                  Marilyn Benlolo                        302,793
                                                     -----------
                                                     $   471,587
                                                     ===========

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2000

                                   (Unaudited)

                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

5.  SHARE CAPITAL

    Authorized
          50,000,000   Common shares at $.001 par value

    Issued
          20,000,000   Common shares                            $    1,016,000
                                                                ==============

    During the period the Company raised $1,000,000 by issuing 4,000,000 common shares at $.25 per share.

6.  LOSS PER COMMON SHARE

    Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's common stock outstanding. Diluted loss per share does not differ from basic loss per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Through its wholly-owned subsidiary, Yapalot Communications Inc., the Company is creating and marketing a global Internet Protocol telecommunications network. By the end of fiscal year 2000, the company anticipates completing the launch of ten initial gateways at a cost of approximately $1,000,000, plus beginning the launch of an additional 22 gateways, at a further cost of approximately $2,500,000. The ten initial gateways were financed using the private funds of our founding shareholders. The Company believes that it will generate sufficient positive cash flow from operations to meet operating requirements and the purchase of the 22 gateways over the next 12 months. This belief is founded on our current customer base growth of approximately 450 new customers per month, coupled by stronger purchasing power to purchase Gateways from Clarent at reduced prices and favorable installment payment terms on each Gateway. In addition, the Company is also working on Approved Agent Agreements which we anticipate will be completed early in the new year. Management has also put plans into effect to significantly build the current monthly customer acquisition base from 450 to approximately 700 new customers per month. This latter growth is expected to be accomplished through a planned increase in advertising expenditures and the hiring of additional sales staff early in the new year. If the Company does not generate sufficient positive cash flow to meet cash requirements, it may, from time to time, seek to raise capital from additional sources, including setting up lines of credit, project specific financings and public or private debt or equity financings. However, there can be no assurance that the Company will be able to obtain any sort of financing on commercially acceptable terms, if at all.

    To achieve the Company's business plan to date, it has hired a total of 32 full time employees comprised of a customer service team of 12 employees and 20 employees in the areas of administration, marketing and sales.

    The Company is a holding company and has no independent operating history other than Yapalot Communications. Inc. Expenses for the period ended September 30, 2000 represent consolidated costs since inception.

COMPARISON OF THE PERIOD ENDED SEPTEMBER 30, 2000 TO THE PERIOD ENDED JUNE 30, 2000.

    During the current quarter ended September 30, 2000 the Company completed contract negotiations with its major equipment suppliers. The company also took delivery and installed gateways for Montreal, Vancouver, Toronto, Hong Kong and Israel, New York City, Miami, Italy, and Greece. Under terms of its supplier agreements, the company has paid initial deposits of 25% of the equipment cost, with installment payments for the balance paid over the following three fiscal quarters. This financial information reflects the initial deposits paid on these two latter gateways. During this period the Company also completed most of the renovations of its offices and the acquisition of furniture and equipment workstations for the Company's employees.

RESULTS OF OPERATIONS

    During this quarter ended September 30, 2000 the Company commenced generating revenues, as reflected in these financial statements, from its initial marketing effort. The Company's resulting loss for this period of $331,743 reflects a significant increase in various corporate expenses in the period compared with the prior periods, as operations begin to roll out. This period's loss is largely a result of anticipated costs from the initial advertising program, which cost the Company $144,485 in this quarter. In addition, the Company also developed a significant proportion of its planned staffing level this quarter.

    This resulted in administration and sales wages paid out this quarter by the Company representing over 80% of the total accumulated wages cost to date. The net loss for the current quarter was also affected by the cost of professional legal, accounting and other services during the period, which grew out of the Company's ongoing organizational development to ensure it meets the needs of its current and projected operations. Amortization of capital assets also represents a significant cost, due to the increased installation cost of the Company's gateways. Most other expenses have developed rather normally during this period, considering the increased infrastructure requirements of the Company as it continues to develop its client base and resulting operating costs.

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of liquidity for the Company are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the Company's Interim Consolidated Financial Statements set forth in Part II hereto.

    Current assets totaled $640,313 at September 30, 2000 compared to $602,799 at June 30, 2000. The increase is attributable to additional hardware equipment purchased for the New York and Miami gateways, as well as additional prepaid Canadian Goods and Services Taxes refundable to the corporation. At September 30, 2000 the Company had cash but no short-term deposits. As operating activities had just begun, there were only a small amount of Accounts Receivable on hand at September 30, 2000.

    As at September 30, 2000, current liabilities totaled $314,514 compared to $396,113 at June 30, 2000. The decrease is attributable to the payments having begun against current supplier balances, under initial financing terms on the gateway hardware received by the company.

    The Company's operations are carried out in Canadian dollars. The company's reporting currency is in Unites States dollars. As indicated in the notes to this financial information, any translation adjustment to the reporting currency would be included in equity.

    During the period ended September 30, 2000 the company conducted an offering pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, to accredited investors of 4,000,000 shares of common stock at $0.25 to raise $1,000,000 for working capital.

FORWARD LOOKING STATEMENTS

    Statements that are not historical facts included in this registration statement are "forward looking statements" and involve risks and uncertainties that could cause actual to differ from projected results. Such statements address activities, events or developments that we expect, believe, project, intend or anticipate will or may occur, including such matters as future capital, business strategies, expansion and growth of our operations and future net cash flows. Factors that could cause actual results to differ materially are described throughout this statement. Cautionary disclosures include, among others: general economic conditions, the markets for and market price of our services, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance. We disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events, other than as required by law.

                                     PART II

                                OTHER INFORMATION

ITEM 3.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Yapalot Communications Inc. currently has two outstanding loans to its two founders: Yuval Barzakay $168,794 and Marilyn Benlolo $302,793. Both loans are interest free and the funds were used to finance Yapalot Communications Inc. since its inception in March 2000. Both loans are for a term of no less than one year and are payable after one year or when revenues reach a level in which the loans can be repaid. They are non-interesting bearing loans.

ITEM 4.    DESCRIPTION OF SECURITIES

    The Company has authorized 50,000,000 shares of common stock, $.001 par value per share. As of September 30, 2000, there were 20,000,000 shares issued and outstanding. All shares are of the same class and have the same rights, preferences and limitations. Holders of shares are entitled to receive dividends in cash, property or shares when and if dividends are declared by the Board of Directors out of funds legally available therefore. The By-Laws impose no limitations on the payment of dividends. A quorum for any meeting of shareholders is a majority of shares then issued and outstanding and entitled to be voted at the meeting. Holders of shares are entitled to one vote per share. Upon liquidation, dissolution or winding up of the business of the Company, any assets will be distributed to the holders of shares after payment or provision for payment of all debts, obligations or liabilities of the Company. There are no preemptive rights, subscription rights, or redemption provisions relating to the shares and none of the shares carries any liability for further calls.

ITEM 5.    CHANGES IN AUDITORS

    On September 15, 2000 the board of directors retained the firm of Weisbrod Goldmacher, LLP., Chartered Accountants as its new auditors. Management has consulted with Weisbrod Goldmacher, LLP. in the preparation of this financial information for the fiscal quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           YAPALOT COMMUNICATIONS HOLDINGS INC.



Dated: January 5, 2001                     By /s/ Yuval Barzakay
                                             ----------------------------------
                                               Yuval Barzakay, Chairman and
                                                 Chief Executive Officer