Form 10QSB/A
period 2000-09-30
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-02-08
CIK 1120323

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-2

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

                                      INDEX

                                                                                                                      PAGE
PART I. FINANCIAL INFORMATION                                                                                           3

  Item 1. Financial Statements                                                                                          3

      Consolidated Balance Sheet as at September 30, 2000                                                               4

      Interim Consolidated Statement of Changes in Shareholders' Equity for the period since inception to
         September 30, 2000                                                                                             5

      Interim Consolidated Statement of Operations for the period ended September 30, 2000 and cumulative from
         date of inception to September 30, 2000                                                                        6

      Interim Consolidated Statement of Cash Flows for the period ended September 30, 2000 and cumulative from
         date of inception to September 30, 2000                                                                        7

      Notes to Interim Consolidated Financial Statements                                                              8 - 9

  Item 2. Management's Discussion and Analysis or Plan of Operation                                                  11 - 12


PART II. OTHER INFORMATION                                                                                             14

  Item 3. Certain Relationships and Related Transactions                                                               14

  Item 4. Description of Securities                                                                                    14

  Item 5. Changes in Auditors'                                                                                         14

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

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                    FROM DATE OF INCORPORATION, APRIL 6, 2000,

                              TO SEPTEMBER 30, 2000

                                   (Unaudited)

                            (Stated in U.S. Dollars)

                                                                                                For the Period Ended
                                                                                            September 30    September 30
                                                                                                2000            2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                              (3 Months)     (Cumulative
                                                                                                              to Date)
CASH FROM (USED IN) OPERATIONS

    Net loss                                                                                 $  (331,743)    $ (447,653)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Amortization                                                                              24,839         34,909
    Changes in assets and liabilities relating to operations
        Accounts receivable                                                                       (1,433)        (1,433)
        Accounts payable and accrued liabilities                                                 (84,122)       288,338
        Prepaid and sundry assets                                                                 95,719         (7,427)
                                                                                             -----------    -----------

    NET CASH FROM OPERATIONS                                                                 $  (296,740)   $  (133,266)
                                                                                             -----------    -----------


 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                                               $  (195,873)   $  (659,355)
                                                                                             -----------    -----------


 CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                                                                   167,469    $   471,587
    Capital shares issued                                                                      1,000,000      1,016,000
                                                                                             -----------    -----------

    NET CASH USED IN FINANCING ACTIVITIES                                                    $ 1,167,469    $ 1,487,587
                                                                                             -----------    -----------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     $   (88,321)   $   (89,689)


 NET INCREASE IN CASH DURING THE PERIOD                                                      $   586,535    $   605,277


 CASH - Beginning of period                                                                       18,742      -
                                                                                             -----------    -----------


 CASH - End of period                                                                        $   605,277    $   605,277
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

RESULTS OF OPERATIONS

    For the 3 months ended September 30, 2000

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


    For the cumulative 6 months ended September 30, 2000

    For the cumulative period from incorporation, April 6, 2000, to September 30, 2000 the company began generating revenues of $17,523 toward the latter portion of the period. The company's cumulative net loss of $447,653 for the six months ended September 30, 2000 is largely a result of anticipated costs of $144,485 from the initial advertising program as well as the development of a significant proportion of its planned staffing level, resulting in administration and sales wages paid out during this cumulative period of $82,003. The net loss for the current cumulative period also reflects the accumulated cost of professional legal, accounting and other services required to ensure the Company's ongoing organizational development meet the needs of its current and projected operations. The accumulated amortization cost of capital assets of $34,909 also represents a significant charge against revenues, due to the cumulative installation cost of the Company's gateways. Most other expenses have developed rather normally during this period, considering the increased infrastructure requirements of the Company as it continues to develop its client base and resulting operating costs.

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

                                           YAPALOT COMMUNICATIONS HOLDINGS INC.



Dated: January 19, 2001                     By /s/ Yuval Barzakay
                                             ----------------------------------
                                               Yuval Barzakay, Chairman and
                                                 Chief Executive Officer