Form 10KSB
period 2000-12-31
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-03-29
CIK 1120323

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 for the year ended December 31, 2000

                                       OR

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     ___________ .

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



             4884 Dufferin Street, Unit 1, Toronto, Ontario M3H 5S8
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:                416-736-8882
                                                                   ------------

Securities Registered Pursuant to Section 12(b) of the Act:                None


Securities Registered Pursuant to Section 12(g) of the Act:                None


                                                          Name of Each Exchange
            Title of Each Class                            on which Registered
            -------------------                           ---------------------
Common Stock, par value $0.0001 per share                          None


                                       N/A
                                       ---
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

We generated $168,273 of gross revenues for the fiscal year ended December 31, 2000.

As of December 31, 2000, 20,000,000 shares of our Common Stock were outstanding, at a par value of $0.001 per share.

                                     PART I


         The information set forth in this report on Form 10-KSB including, without limitation, that contained in Item 6. Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

ITEM 1.  DESCRIPTION OF BUSINESS

         Yapalot Communications Holdings Inc. was incorporated on April 6, 2000 under the laws of Delaware to deploy and market a global Internet Protocol ("IP") telecommunications network. Yapalot is the holding company for its wholly-owned subsidiary, Yapalot Communications Inc. which was incorporated under the laws of Canada on March 8, 2000. Yapalot Communications Holdings Inc. and Yapalot Communications Inc. are referred to as a single entity throughout this document as "Yapalot", "we" or "us".

         We specialize in voice communication solutions over an Internet Protocol (IP) network our network of computers around the world allows for voice telecommunications over the Internet. We do this by moving packets of information from one place to another over our IP network that we have deployed and now manage. Voice traffic travels into our network from our customer's telephones, we "packetize" (digitize the sound into small data packets) them, send them over our IP network to the destination that the customer dialed, and then we "unpackatize" them when they reach the destination. The final result is a telephone call over an IP network or Voice over IP (VoIP).

         Our Network Operations Center (NOC) at our head office in Toronto, Canada manages the network. The NOC continually monitors network performance, and trouble-shoots incidences. Two personnel control the NOC at all times to facilitate a rapid response to network issues. Our NOC staff, led by Mr. James Tetaka has been instrumental in the smooth operation of our network.

            The long distance market is highly competitive, with numerous competitors of varying sizes. The principal methods of competition are price, advertising, promotion and quality. In all of our products and services Yapalot competes not only with other widely advertised services, but also with private label resellers that generally sell at lower prices. We presently have 1,852 customers.

GROWTH STRATEGY

Principal Business Activities

Our growth strategy is based on:

     1. Rapid network growth by deploying network servers and increasing the size of our network around the world.

     2. Distribution rights to qualified persons interested in selling and marketing Yapalot services. Distributors or "Approved Agents" will have access to our network enabling them to market and offer Flat Rate Unlimited long distance to customers in their territory.

     3. Flat Rate Unlimited long distance voice solutions for the consumer and business market.

     4.   The development of an outbound Corporate Sales team.

     5. Pre-paid long distance card solution that is time sensitive and thus enables unlimited long distance for a specified period of time.

     6. Wholesale of minutes on our network to other carriers and brokers, and pre-paid card companies.

Network Growth

         In order to expand our reach, we must deploy network servers around the world and manage them. Initially, we began providing flat rate long distance service in July 2000 in several major cities: Toronto, Montreal, Vancouver, Hong

Kong, Moscow, Chicago, Los Angeles, Miami and New York, and in the countries of France, the United Kingdom, Italy and Israel. In August 2000, we expanded our long distance services to include the entire continental United States. In September 2000, we launched additional long distance services in German, Norway and the Netherlands. We anticipate expanding our services in November 2000 to include Japan and Argentina at a cost of approximately $200,000, and in December 2000 to include Greece at a cost of approximately $100,000.

         We collocate (house) each of our network servers in a suitable housing facility in a country or city. These facilities are accessible to our staff 24 hours a day, 7 days a week. Our choice of collocation vendors is a key solution to our present and future growth potential. These vendors hold more than 200 collocation facilities around the world. They were selected because of their global reach, which means that we can deploy additional network servers around the world relatively quickly and unencumbered by the difficult task of having to find suitable real estate. We have executed three-year renewable contracts with each vendor. These temperature-controlled facilities house our computers, network servers, digital and analogue phone lines, routers and other equipment in a rack-mounted configuration.

Approved Agents and Master Dealers

         We have already taken steps to expand to other countries, and have aligned ourselves with vendors such as UUNET because they have a substantial global real-estate presence to house our network equipment.

         The other way we plan to grow internationally is via distribution using Yapalot Approved Agents. The response from interested Approved Agents has been overwhelming with over 200 enquiries to date received from Agents around the world through our web site. Approved Agents will sell Yapalot services in their countries and promote the Yapalot name. The cost to the Agent is $80,000 and is non-exclusive. We also have a Master Dealer program, which costs $500,000 and gives exclusive distribution rights to the person or company for a specific territory, i.e. State, Province, or small country to sell Yapalot services and set up new Approved Agents.

         To date, no Approved Agents or Master Dealers have been established, although numerous negotiations are underway. We have an executed agreement labeled "Approved Agent Agreement" with Chris Kwon Enterprises, they have not paid the requisite $80,000 fee as stipulated in the agreement. Therefore, we consider Chris Kwon Enterprises to be a Sales Agent. Under the terms of their agreement, they receive a commission for their Yapalot sales. We will re-label these agreements as "Sales Agent Agreements" in the future. As a Sales Agent, Chris Kwon Enterprises is expected to sell and solicit subscriptions for our services for which they are paid a one-time commission per sale. A Sales Agent is not required to pay a fee to us. At this time, we have not determined the commission to be paid to Chris Kwon Enterprises. At such time that their commission is determined, we will incorporate that information into Schedule A of their agreement. Sales Agents, including Chris Kwon Enterprises, must adhere to quarterly sales quotas. However, we have not yet determined what those quotas will be. Therefore, at such time that we have determined Chris Kwon Enterprises quota, we will incorporate such information into Schedule B of their Agreement.

         APPROVED AGENTS- This relationship will require the Approved Agent to pay us an initial fee of $80,000. The Agent is responsible to hire and train sales staff to successfully sell and promote our services. This relationship is non-exclusive and we have the right to sell more agencies in any location. The Approved Agent is responsible for any and all costs associated with operating his business and promoting our services. We furnish to the Approved Agent collateral, and POP marketing material such as brochures, as may be required from time to time to help promote our services. The purpose of the fee is to allow the Approved Agent access to sell subscriptions to the Yapalot network. For each subscription, the Approved Agent receives residual commissions from us equal to 50% of the Monthly Service Fee (MSF) that we bill to the customer.

         MASTER DEALER- This relationship will assign the Master Dealer an exclusive territory, such as a country, state or province, to promote and sell our Approved Agencies. The cost is $500,000 and this arrangement assures the Master Dealer that we will not set up distribution or Approved Agents in a specific territory. For each Approved Agency that the Master Dealer sells in his territory the master dealer earns 60% of the initial Approved Agent fee and on ongoing 5% of all MSF generated by the Approved Agent in that territory. The Master Dealer may also operate his own Approved Agent locations under the same terms as the Approved Agent. Essentially, the Master Dealer is a Yapalot sales representative with an exclusive territory to develop and sell our Approved Agencies for $80,000 each.

UNLIMITED LONG DISTANCE

         We promote our unlimited long distance package using a variety of media that include print, television and radio advertising in the Toronto market. Customers simply choose the destination they call the most and for $50 per month. They can talk as long as they want from their home phone or cell phone. If a customer in Toronto wished to call Los Angeles, he can select that destination and for $50 per month he can talk as long as he wants to the State of California. The U.S. destinations are broken down by state and in Canada by Province, but for most of Europe it is by individual country. Therefore, the cost is $50 per month for Italy, Israel, France, Norway and each of the individual states. More countries are being added as our network grows. We have elected to promote our unlimited package because our competitors are constantly promoting per minute rates. Our customers never have to count minutes and they talk as long as they want for one low rate to the destination of their choice. (Provided that we offer service to the destination they choose).

OUR CUSTOMERS

Consumers

         Initially we are marketing our Long Distance services to consumers that have a strong ethnic diversity. We began by offering Unlimited Long Distance to Israel from Toronto by appealing to this ethnic group, which has a strong attachment to their homeland and family. Each global destination is targeted to an ethnic group or corporate need for a particular destination. The primary marketing vehicle for this segment is radio, print and TV. At the present time we have produced television and radio commercials that are presently airing throughout Ontario, Canada. It is our intention to have our Approved Agents both locally and internationally when launched target and market as we have in Canada. We also intend to reach new customers by growing our distribution by way of retail channels authorized to sell Yapalot services. These distribution channels may include electronic stores, variety stores, cellular stores and others.

Corporate

         By capitalizing on a successful consumer offering, we have now assembled a corporate sales team of seven personnel including a corporate sales manager. They have begun prospecting and promoting our corporate product offering that also includes unlimited long distance as well as enhanced services like Global Conference, and Global Fax. We anticipate that this sales team will grow to approximately 20 representatives by the first quarter 2001. The team's primary focus is to prospect small to medium sized businesses and creating tailor-made long distance packages and enhanced services. The team will be able to capitalize on marketing efforts already in the marketplace, which has created awareness and brand recognition of the Yapalot name.

Pre-Paid

            Our pre-paid offer is different from traditional pre-paid cards marketed by competitors. Rather than offer our customers the same or slightly lower per minute rates, our prepaid cards are time-sensitive and offer unlimited long distance for a specific period of time to a selected destination. For example: (1)A customer may walk into a variety store, (2) purchases a thirty day card, (3) he then calls the activation number on the back of the card, (4) the computer generated voice response system (IVR) prompts him to enter his card number (5) Then prompts him to select the destination. Once the destination is selected by the customer, the card is activated by the IVR and is valid for unlimited calling for thirty days to the selected destination. At the present time, we have secured distribution of our prepaid cards through 3,000 retail outlets on Ontario formalized by a card distribution agreement with Chris Kwon Enterprises for a period of five years.

Wholesale

            We are able to wholesale minutes to other long distance companies and carriers around the world. We have competitive rates and are therefore able to sell minutes to many long distance companies and pre-paid telephone card companies. To date, we have sold approximately 250,000 minutes a month on a wholesale basis.

INDUSTRY BACKGROUND

         As the telecommunication industry has been deregulated, competition has corrected the high prices of long distance service with competitive cost effective pricing. Our Voice over Internet Protocol ("VoIP") technology allows for substantial cost savings over traditional telephone company switching systems by eliminating all long distance tolls and replacing them with efficient IP technology. Yapalot was formed by a team of experienced telecommunications executives.

         We have developed strategic alliances with manufacturers such as Ericsson and Clarent Corporation ("Clarent"). We consulted with Ericsson, on a non-exclusive basis, in connection with the initial deployment of our long distance services. Clarent is currently the manufacturer of our Yapalot Gateway Servers. Clarent also provides us with consulting services, technical support and deployment support, all on a non-exclusive basis. We have a written agreement with Clarent that may be terminated by either party with 30 days written notice. We have also formed non-exclusive alliances with UUNET, an MCI Worldcom company, and Appwerx. UUNET houses our technical equipment in the countries in which we presently provide services. In addition, they provide the IP bandwith we require for the operation of our network. We have a one year contract with UUNET. We may renegotiate this contract once the full term of each is completed.

         We contracted with Appwerx in May 2000 to develop the PC to phone solution. A contract has been executed that will allow Yapalot to own the software once it is completed. The project is expected to be completed by February 2001. The software will allow our customers to make free calls using a PC to any phone through a graphical interface that will be a picture of a phone.

         Our purpose is to provide flexible long distance voice and data solutions to consumers and businesses by attempting to achieve the following:

         o Provide flat rate long distance packages

         o Prepaid card service "One Card"

         o Post paid billing scenario

         o Free long distance calls: PC to phone

         o Corporate long distance solutions

         o Corporate global voice mail

         o International conferencing

         o Global fax

         During our first year of operations, we are focusing on global deployment of our gateways and a Canada-wide advertising campaign, which is currently underway. Beginning in our second year, we will place the same promotional efforts employed in Canada to sell flat rate long distance service subscriptions worldwide. We have the potential to sell flat rate long distance service subscriptions in all of the countries available on the Yapalot network. Subscriptions worldwide will be set up and managed by our customer service center located in Toronto, Canada, through our inbound call center or through our website.

YAPALOT'S VOIP NETWORK

         Our VoIP network was developed using hardware (gateways) manufactured by Clarent Corporation and software either manufactured by Clarent or proprietary. We co-located our gateways with UUNET, a company which specializes in data solutions and server location facilities for global companies, by positioning our gateways, also known as points of presence, in specific countries in rental space provided by UUNET. We purchased Internet bandwidth from UUNET that can carry all data between our gateways to avoid data being carried over public Internet service. Once our gateway is in place it is linked via the Internet to other gateways owned and operated by Yapalot. The software is responsible for routing all telephone, fax and video transmissions from gateway to gateway and then terminating them through a PRI (regular telephone line). Our initial deployment of 10 gateways in eight different countries has a one time cost of $1,000,000 including installation, training and software. We anticipate an additional fixed cost of $100,000 per gateway and an ongoing cost of $4,000 per gateway to add an additional city to our network. Our global expansion from a hardware standpoint is $100,000 per site with ten completed sites projected by the end of December 2000.

YAPALOT'S PRODUCTS

         In North America our services spread across two major markets: consumer and corporate. The consumer market will be enticed by discounting long distance and flat rate packages. While business will also be attracted by discounted rates, they will be more anxious to use new services, such as global voice mail, global fax and global conference.

         We will provide an inbound call center located in Toronto. International customers will subscribe to our service via e-commerce on our website or contact their local Yapalot representative to subscribe via phone.

         Our services and products will be diverse and all share a common goal: cost reduction in global communications via voice, fax or data. The network infrastructure will yield substantial benefits over traditional telephone companies as follows:

         Infrastructure - Based on the Internet standard of IP, which allows for the flow of data across the globe. This data can then carry voice, fax and video to almost anywhere.

         Performance - Voice over IP or VoIP with a standard T1 data connection can support over 120 simultaneous phone calls in every country of presence.

         Products - The ability to market long distance voice services via phone to phone, PC to phone and PC to PC. These services can be post paid, prepaid cards or flat rate service. These services can also migrate to the corporate world with enhanced network abilities to link corporate offices around the world with both voice and data transfer, conference calling and global voice mail.

         Flexibility - Because the infrastructure backbone is Internet IP based, the marketing of the services can be done anywhere in the world even without a point of presence, hence a global reach.

         E-Commerce - The ability to subscribe clients internationally via commerce giving them access to our VoIP network.

COMPETITION FOR TELECOMMUNICATIONS SERVICES

         In the world of deregulated telecommunication, competition has corrected the high prices of long distance service with competitive cost effective pricing. Communication is expedited due to the Internet and e-commerce. Management believes that they can capture a substantial portion of the international market largely due to our "Flat Rate" program. Our services address these issues by providing value added services that combine with flat rate service to create a reoccurring revenue stream.

         An increasing number of competitors must find ways to effectively create revenue by attracting clients at lower rates and providing new services. The competition in North America and many parts of Europe has led to the decline in profit margins. Bell Canada owns the phone switches and cables, but with deregulation must wholesale airtime to AT&T, Sprint, and now Telus who resell to Canadian consumers. Other wholesalers also have entered the market and are repackaging in the form of Prepaid Cards, and domestic flat rate service like London Telecom. All these companies ultimately rely on Bell who owns the network.

         According to an October 1999 International Data Corporation report, the worldwide Internet protocol telephony market will explode from 310 million minutes of use in 1998 to 2.7 billion by year-end 1999. By 2004, IP telephony minutes will reach 135 billion. Revenues for this service are estimated to grow from US $480 million in 1999 to US $19 billion by 2004.

         We plan to construct and deploy a new sophisticated network from the ground up. This VoIP network is intended to bypass Bell and any regulatory body by accessing the unregulated Internet IP network, hence Voice over IP. At present, the internet is unregulated as to content, volume and distribution. Any regulation being discussed for future consideration by Congress concerns elements of adult content, freedom of speech and taxation on goods sold. Individual states are addressing the issue of taxation. We use the internet as a conduit to transfer data. Although we do not anticipate that Congress will pass legislation to regulate data transfer of this type, any taxation that may be imposed on this use will be passed on to our customers. Our ability to pass taxes to our customers will depend on the size of any taxes imposed. Should regulations be passed, our business model will not change.

         This is a new and emerging technology. We are not the first company to market voice over the internet. Companies such as Net2Phone and DialPad.com have each launched discounted internet calls from a personal computer ("PC"). This requires the customer to use a PC to place a long distance call. Our services do not require the customer to use a PC. Instead, we route internet voice calls from any standard telephone to any standard telephone. We have built a private digital network by networking computers internationally in multiple countries. These computers are linked via a dedicated internet "pipe" thus creating the Yapalot Global Private Network ("YGPN") that consists of computer servers around the world. We use this network to convert analogue voice signals from our customers telephone to digital data that we transfer from one PC to the next across the globe. Therefore, our customers are able to make a phone call over the internet without the use of their PC. Their phone becomes a conduit to voice transfer over the internet. We anticipate that future internet related services will soon be available like Internet Fax and Internet Conference Calls without the use of a PC or specially equipped phone.

         We compete with companies that are much larger and have far greater financial resources than us. While there can be no assurances, we believe our approach to the international telecommunications market will distinguish our services and yield cost savings to our customers. We route our calls privately within our YGPN, thus keeping costs to the consumer low. Our competition still use legacy networks that require them to hand off each call to local telephone companies in each country. These telephone companies charge our competitors a per-minute rate. Furthermore, our approach to marketing our services differs from competitors, such as Bell, AT&T and Sprint in that they must charge a per-minute rate. Per-minute rates cannot be avoided as long as the international phone companies charge each other to route calls. International telephone companies are the conduits for delivering the long distance services of our competitors, while we can offer our customers an unlimited flat rate international long distance service because of our YGPN.

         It appears that our business is one with low barriers to entry and no patented technology. Therefore, if our business model is a success, we may face so much competition, that there is not guarantee of long or medium term success.

EQUIPMENT SUPPLIERS

         We have a written agreement with Clarent Corporation ("Clarent"), based in Redwood City, California to manufacture our equipment. Clarent is the world's leading IP telephony technology supplier to mainstream carriers and providers. In addition, Clarent will provide technical training for installing and operating the hardware and software for the VoIP network. The agreement sets forth a payment schedule according to the deployment, training and operation of the VoIP network. We also will be utilizing other routing equipment manufactured by Cisco Systems, Lucent and IBM. The equipment for the construction and operation of our network is readily available from these manufacturers. We are not dependent upon any single company for the purchase of hardware and software necessary to construct our VoIP network. If any of our suppliers ceased to exist, it would not affect our ability to operate our network.

TRADEMARK CONCERNS

         The name "Yapalot" is trademarked in Canada and is in the process of being trademarked abroad. Our network cannot be registered because it is Internet based and cannot be patented. Approved agents, which are distribution points across the world with licenses to operate through our network, will be available for sale outside of Canada.

GOVERNMENT REGULATIONS

         Our VoIP network is Internet based and, therefore, does not require government approval or licensing.

         One component of the network, called a "PRI", can be described as a telephone line. These "PRI's" are necessary in any country in which our network has a point of presence. Some countries require a license to operate a "PRI", although most do not have such regulations. We will obtain the necessary licensing in those countries that require it. To date, we have realized an approximate legal cost of $5,000 per country to obtain the required licensing. We are licensed in Hong Kong and Russia and we are seeking a license in the Philippines. No licenses are required in Europe. We do not anticipate that the time or cost involved in securing licensing will be a limiting factor in our development and growth.

EMPLOYEES

         At present, we have a total of 32 full-time employees and no part time employees. They are responsible for the construction of the VoIP network, software design and business operations. In July 2000, we hired an additional 12 full-time employees dedicated to customer service. Over the next 12 months and once the VoIP network is complete, we will require approximately 13 additional full-time employees for various functions throughout the company.

ITEM 2.  PROPERTIES

         We lease offices at 4884 Dufferin Street, Unit 1, Toronto, Ontario, Canada M3H 5S8. The 6,000 square foot facility is occupied pursuant to a five year lease that commenced on April 1, 2000 with an option to renew for an additional five years. The monthly rental is $4,083.00 per month including taxes, maintenance and insurance.

         The headquarters were designed as an open concept, forty employee facility with the capacity to oversee and manage worldwide operations, handle customer service and support, house sales and marketing staff, conduct billing and offer a retail sales outlet. Management believes these facilities are adequate for our current needs and anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are currently not engaged in any legal proceedings and not aware of any pending or threatened litigation that could have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In August 2000, we had 20,000,000 shares of common stock issued and outstanding.

         As of December 31, 2000 there were 76 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         We are a Voice Over IP telecommunications company whose objective is to create shareholder value by developing operations and proprietary assets that generate sustainable revenues and which yield long-term growth potential. Our operations are located primarily in North America.

         During the next few years, we expect to continue to implement our growth strategy. Our growth strategy includes a global deployment of the Yapalot Network through the following: (i) allow us to gain strategic position by deploying Network Gateways in different parts of the world, (ii) improve asset productivity, and (iii) improve growth potential in both emerging technologies and key targeted vertical market sectors. To increase market share, we may also attempt to acquire key competitors, as well as companies and assets that may have important products and synergies with our existing operations and products.

Significant Developments

         For the fiscal year ended December 31, 2000, we completed the launch of ten initial gateways at a cost of $1,000,000. We have now commenced the launch of an additional 22 gateways, at a further cost of approximately $2,500,000. The ten initial gateways were financed using the private funds of our founding shareholders. We believe that we will generate sufficient positive cash flow from operations to meet operating requirements and the purchase of the 22 gateways over the next 12 months. This belief is founded on our current customer base growth of approximately 450 new customers per month, coupled by stronger purchasing power to purchase Gateways from Clarent at reduced prices and favorable installment payment terms on each Gateway. In addition, we are also working on Approved Agent Agreements which we anticipate will be completed early in the new year. Management has also put plans into effect to significantly build the current monthly customer acquisition base from 450 to approximately 700 new customers per month. This latter growth is expected to be accomplished through a planned increase in advertising expenditures and the hiring of additional sales staff early in the new year. If we do not generate sufficient positive cash flow to meet cash requirements, we may, from time to time, seek to raise capital from additional sources, including setting up lines of credit, project specific financings and public or private debt or equity financings. However, there can be no assurance that we will be able to obtain any sort of financing on commercially acceptable terms, if at all.

         To achieve our business plan to date, we have hired a total of 32 full time employees comprised of a customer service team of 12 employees and 20 employees in the areas of administration, marketing and sales.

         We are a holding company and have no independent operating history other than through Yapalot Communications. Inc. Expenses for the period ended December 31, 2000 represent consolidated costs since inception.

COMPARISON OF THE PERIOD ENDED DECEMBER 31, 2000 TO THE PERIOD ENDED SEPTEMBER 30, 2000.

         During the current quarter ended December 31, 2000, we completed contract negotiations with our major equipment suppliers. We also took delivery and installed gateways for Montreal, Vancouver, Toronto, Hong Kong and Israel, New York City, Miami, Italy, and Greece. Under the terms of our supplier agreements, we have paid initial deposits of 25% of the equipment cost, with installment payments for the balance paid over the following three fiscal quarters. During this period, we also completed most of the renovations of our offices and the acquisition of furniture and equipment workstations for our employees.

RESULTS OF OPERATIONS

For the 3 months ended December 31,2000:

         During this quarter ended December 31, 2000, we significantly increased our revenue activities, signing customers to contracted revenues amounting to $530,550, of which $363,525 remains to be collected as the related service is provided. Our resulting loss for this period of $380,179 reflects a significant increase in various corporate expenses in the period compared with the prior periods, as operations continue to roll out. This period's loss is largely a result of a deferral of the recognition of the unserviced portion of the customer contract revenues, as well as anticipated costs from a heavy advertising program, which cost us $244,601 in this quarter. In addition, we also developed the remaining proportion of our planned staffing level this quarter, resulting in $144,957 of wages and other payroll costs this quarter.

         The net loss for the current quarter was also affected by the cost of professional legal, accounting and other services during the period, which grew out of our ongoing organizational development to ensure we meet the needs of our current and projected operations. Amortization of capital assets in the amount of $85,283 this quarter also represents a significant cost, due to the increased installation cost of our gateways. Most other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

For the cumulative 9 months ended December 31,2000

         For the cumulative period from incorporation, April 6, 2000, to December 31, 2000, we began increasing our contracted revenues to $530,550, of which $362,277 will be recognized as revenue when the related service has been provided by us. Our cumulative net loss of $802,002 for the nine months ended December 31,2000 is largely a result of anticipated costs of $389,086 from the initial advertising program, as well the development of a significant proportion of our planned staffing level, resulting in administration and sales wages paid out during this cumulative period of $226,960. The net loss for the current cumulative period also reflects the accumulated cost of professional legal, accounting and other services required to ensure our ongoing organizational development meets the needs of our current and projected operations. The accumulated amortization cost of capital assets of $120,192 also represents a significant charge against revenues, due to the cumulative installation cost of our gateways. Most other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the Company's Consolidated Financial Statements set forth in Part III hereto.

         Current assets totaled $542,934 at December 31, 2000 compared to $640,313 at September 30, 2000. The decrease in the last quarter is attributable to additional hardware equipment purchased for the new gateways, the utilization of cash maintaining our infrastructure as the business develops, our acquiring customer service contracts to be collected over the current operating cycle, as well as additional prepaid Canadian Goods and Services Taxes refundable to us. At December 31, 2000, we had cash but no short-term deposits. As customers pay for the service by automatic credit card payments, we anticipate an orderly collection of the balance of Accounts Receivable as at December 31, 2000.

         As at December 31, 2000, current liabilities totaled $982,864 compared to $314,515 at September 30, 2000. The increase is largely attributable to recognizing a significant portion of our contracted revenues as current deferred revenues, as the service period relates to the coming current periods. In addition, the current liabilities are also reduced by the commencement of payments against current supplier balances, under initial financing terms on the gateway hardware received by us, and increased as a result of the increasing carrying costs of our developing infrastructure while preserving our cash reserves.

         Our operations are carried out in Canadian dollars. Our reporting currency is in Unites States dollars. As indicated in the notes to this financial information, any translation adjustment to the reporting currency would be included in equity.

         During the period ended December 31, 2000, we conducted an offering pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, to accredited investors of 4,000,000 shares of common stock at $0.25 to raise $1,000,000 for working capital.

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

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements, including the notes thereto, together with the report of Weisbrod Goldmacher, LLP., independent Chartered Accountants thereon, are presented following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

OTHER INFORMATION

ITEM 9.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We currently have two outstanding loans to our two founders: Yuval Barzakay $157,086 and Marilyn Benlolo $302,793. Both loans are interest free and the funds were used to finance us since our inception in March 2000. Both loans are for a term of no less than one year and are payable after one year or when revenues reach a level in which the loans can be repaid. They are non-interesting bearing loans.

ITEM 10. DESCRIPTION OF SECURITIES

         We have authorized 50,000,000 shares of common stock, $.001 par value per share. As of December 31, 2000, there were 20,000,000 shares issued and outstanding. All shares are of the same class and have the same rights, preferences and limitations. Holders of shares are entitled to receive dividends in cash, property or shares when and if dividends are declared by the Board of Directors out of funds legally available therefore. The By-Laws impose no limitations on the payment of dividends. A quorum for any meeting of shareholders is a majority of shares then issued and outstanding and entitled to be voted at the meeting. Holders of shares are entitled to one vote per share. Upon liquidation, dissolution or winding up of our business, any assets will be distributed to the holders of shares after payment or provision for payment of all our debts, obligations or liabilities. There are no preemptive rights, subscription rights, or redemption provisions relating to the shares and none of the shares carries any liability for further calls.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          YAPALOT COMMUNICATIONS HOLDINGS INC.


Dated: March 26, 2001



                          By  /s/ Yuval Barzakay
                             ---------------------------------------------------
                            Yuval Barzakay, Chairman and Chief Executive Officer

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2000

                            (Stated in U.S. Dollars)

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


                                                                        PAGE


Auditors' Report                                                         1

Consolidated Balance Sheet                                               2

Consolidated Statement of Deficit                                        3

Consolidated Statement of Operations                                     4

Consolidated Statement of Cash Flows                                     5

Notes to Consolidated Financial Statements                             6 - 8

                            WEISBROD GOLDMACHER, LLP


                     C H A R T E R E D  A C C O U N T A N T S


ALAN WEISBROD, BBM., C.A.                              TELEPHONE (416) 661-1499
MURRAY GOLDMACHER, B.Sc., C.A.                               FAX (416) 661-1510




                              AUDITOR'S REPORT



TO THE SHAREHOLDERS OF:
YAPALOT COMMUNICATIONS HOLDINGS INC.

We have audited the consolidated balance sheet of Yapalot Communications Holdings Inc., a development stage company, as at December 31,2000 and the consolidated statements of operations, deficit and cash flows for the period from date of incorporation, April 6,2000 to December 31,2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31,2000 and the results of its operations and the changes in its cash flows for the period then ended in accordance with generally accepted accounting principles in the United States.







TORONTO, Canada                                         WEISBROD GOLDMACHER, LLP
February 16,2001                                           CHARTERED ACCOUNTANTS




                                                                              1.
--------------------------------------------------------------------------------
            312 DOLOMITE DRIVE SUITE 209 NORTH YORK ONTARIO M3J 2N2

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,2000
                            (Stated in U.S. Dollars)


================================================================================


                                   A S S E T S

 CURRENT
    Cash                                                            $  151,835
    Accounts receivable                                                363,525
    Sales taxes receivable                                              27,574
                                                                    -----------
                                                                    $  542,934

 CAPITAL ASSETS (Note 3)                                             1,060,173
                                                                    -----------

                                                                    $1,603,107
                                                                    ==========

                              L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities                        $  620,587
    Deferred revenue                                                   362,277
                                                                    -----------
                                                                    $  982,864

 SHAREHOLDERS' ADVANCES (Note 4)                                       459,879
                                                                    -----------
                                                                    $ 1,442,743
                                                                    -----------

                              SHAREHOLDERS' EQUITY

 SHARE CAPITAL ISSUED AND PAID UP (Note 5)                          $    20,000

 CAPITAL IN EXCESS OF PAR VALUE                                         996,000

 DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                          (802,002)

 FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                (53,634)
                                                                    -----------
                                                                    $   160,364
                                                                    -----------

                                                                    $ 1,603,107
                                                                    ===========


    APPROVED ON BEHALF OF THE BOARD:

     /s/ Yuval Barzakay
____________________________ Director

    /s/ Albert Kshocnicer
____________________________ Director


                             See accompanying notes.
                                                                              2.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FROM DATE OF INCORPORATION, APRIL 6,2000,
                               TO DECEMBER 31,2000
                            (Stated in U.S. Dollars)


====================================================================================================================================
                                                                               Accumulated   Accumulated
                                                Common Shares     Capital in     During        Other
                                                         Paid up   Excess of   Development  Comprehensive              Comprehensive
                                              Number     Amount    Par Value      Stage         Loss          Total        Loss
                                            ----------------------------------------------------------------------------------------
ISSUE OF COMMON SHARES
  Founder shares issued at inception       16,000,000    $16,000   $   -        $    -        $    -       $   16,000         -
  Shares issued in current fiscal period    4,000,000      4,000    996,000          -             -        1,000,000         -

COMPREHENSIVE LOSS
  Net Loss                                       -           -         -         (802,002)         -         (802,002)   $(802,002)
  Foreign Currency Translation Adjustment        -           -         -             -          (53,634)      (53,634)     (53,634)
                                                                                                                         ---------

COMPREHENSIVE LOSS                                                                                                       $(855,636)
                                            ---------------------------------------------------------------------------  =========

BALANCE - End of period                     20,000,000   $20,000   $996,000     $(802,002)    $ (53,634)    $ 160,364
                                            ========================================================================================











                             See accompanying notes.
                                                                              3.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FROM DATE OF INCORPORATION, APRIL 6,2000,
                               TO DECEMBER 31,2000
                            (Stated in U.S. Dollars)

================================================================================

 REVENUE                                                           $    168,273
                                                                   ------------


 EXPENSES
    Advertising and promotion                                      $    389,086
    Bank charges and interest                                            43,749
    General and office                                                   59,924
    Insurance                                                             5,862
    Professional fees                                                   161,182
    Rent                                                                 24,892
    Telephone and communication                                         223,359
    Travel                                                               20,411
    Wages, commissions and benefits                                     226,960
    Amortization                                                        120,192
    Less: Gain on foreign exchange                                    (305,342)
                                                                   ------------

                                                                   $    970,275
                                                                   ------------

 NET LOSS                                                          $   (802,002)
                                                                   ============


 LOSS PER COMMON SHARE (Note 6)                                    $      (0.05)
                                                                   ============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                      17,529,412
                                                                   ============














                             See accompanying notes.
                                                                              4.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FROM DATE OF INCORPORATION, APRIL 6,2000,
                               TO DECEMBER 31,2000
                            (Stated in U.S. Dollars)

================================================================================

CASH FROM (USED IN) OPERATIONS

    Net loss                                                      $  (802,002)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Amortization                                                120,192
           Deferred revenue                                            362,277
    Changes in assets and liabilities relating to operations
        Accounts receivable                                           (363,525)
        Accounts payable and accrued liabilities                       593,013
                                                                   -----------

    NET CASH USED IN OPERATIONS                                    $   (90,045)
                                                                   -----------


 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                     $(1,180,365)
                                                                   -----------

 CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                                         459,879
    Proceeds from capital shares issued                            $ 1,016,000
                                                                   -----------

    NET CASH FROM FINANCING ACTIVITIES                             $ 1,475,879
                                                                   -----------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                           $   (53,634)
                                                                   -----------


 NET INCREASE IN CASH DURING THE PERIOD                            $  151,835


 CASH - Beginning of period                                              -
                                                                   -----------

 CASH - End of period                                              $   151,835
                                                                   ===========






                             See accompanying notes.
                                                                              5.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,2000
                            (Stated in U.S. Dollars)

================================================================================

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a)  Basis of Consolidation
        These consolidated financial statements present the combination of the financial statements of Yapalot Communications Holdings Inc., a United States company, and its wholly-owned subsidiary, Yapalot Communications Inc., a company incorporated under the laws of the Province of Ontario, Canada on March 8,2000.

    b)  Basis of Financial Statements
        These consolidated financial statements are stated in United States dollars, the "reporting currency". The consolidated transactions of Yapalot Communications Holdings Inc. have been recorded in Canadian dollars, the "functional currency", and have been restated into United States dollars at the period end exchange rates for balance sheet items and the average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments to the reporting currency are included in equity.

    c) Capital Assets and Amortization
       Capital assets are carried at acquisition cost less accumulated amortization. Amortization is provided annually by the company at rates intended to amortize the assets over their estimated useful lives as follows:

            Computer equipment                 -   30%  Declining balance basis
            Computer software                  -  100%  Declining balance basis
            Furniture and fixtures             -   20%  Declining balance basis
            Vehicles                           -   30%  Declining balance basis
            Leasehold improvements             -   20%  of cost
            Signs                              -   20%  Declining balance basis
            Network communications equipment   -   20%  Declining balances basis

       Where the company determines that circumstances indicate that the carrying value of certain capital assets may not be recoverable, the company's policy is to write the asset down to an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. Such an impairment loss will be charged to operations in the current year.

    d)  Revenue Recognition
        The Company records its revenue from customer contracts upon inception of the contract period and reflects that portion of the contracted service yet to be provided as deferred revenue.

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

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,2000
                            (Stated in U.S. Dollars)

================================================================================

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

    i)  General
        These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.


3.  CAPITAL ASSETS
                                                      ACCUMULATED       NET
                                        COST         AMORTIZATION      2000
                                      ------------------------------------------
    Computer equipment                  $152,562           $12,727      $139,835
    Computer software                     72,522            20,167        52,355
    Furniture and fixtures                67,152             3,735        63,417
    Leasehold improvements                70,346             3,912        66,434
    Network communication equipment      817,783            79,651       738,132
                                      ------------------------------------------
                                      $1,180,365      $    120,192    $1,060,173
                                      ==========================================


4.  SHAREHOLDERS' ADVANCES

    The balances due to shareholders are non-interest bearing, however in accordance with generally accepted accounting policies, an interest rate of 7% was imputed in this non arms length arrangement. The imputed interest is charged to operations and credited to shareholders' advances. The individual shareholder advance amounts are as follows:

                  Yuval Barzakay                         $   157,086
                  Marilyn Benlolo                            302,793
                                                         -----------

                                                         $   459,879
                                                         ===========

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,2000
                            (Stated in U.S. Dollars)

================================================================================

5.  SHARE CAPITAL

    AUTHORIZED
          50,000,000   Common shares at $.001 par value

    ISSUED AND PAID UP
          20,000,000   Common shares at $.001 par value      $       20,000
                                                             ==============

    During the period the Company raised $1,000,000 by issuing 4,000,000 common shares at $.25 per share. All other shares are held by the founding shareholders.


6.  LOSS PER COMMON SHARE

    Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's common stock outstanding. Diluted loss per share does not differ from basic loss per share.