Form 10QSB
period 2001-03-31
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-05-29
CIK 1120323

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31,2001

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from January 1,2001 to March 31,2001

                         Commission File Number: 0-28514


                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                      98-0160284
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                         (I.R.S. Employer
Incorporation or Organization)                     Identification Number)


--------------------------------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of Common Stock, par value $0.001 per share were outstanding as of March 31,2001.

                                      INDEX

                                                                                                                      PAGE
PART I. FINANCIAL INFORMATION                                                                                           3

  Item 1. Financial Statements                                                                                          3

      Consolidated Balance Sheet as at March 31,2001                                                                    4

      Interim Consolidated Statement of Changes in Shareholders' Equity for the period ended March 31,2001
         and cumulative from date of inception to March 31,2001                                                         5

      Interim Consolidated Statement of Operations for the period ended March 31,2001 and cumulative from
         date of inception to March 31,2001                                                                             6

      Interim Consolidated Statement of Cash Flows for the period ended March 31,2001 and cumulative from
         date of inception to March 31,2001                                                                             7

      Notes to Interim Consolidated Financial Statements                                                              8 - 9

  Item 2. Management's Discussion and Analysis or Plan of Operation                                                  11 - 12


PART II. OTHER INFORMATION                                                                                             14

  Item 3. Certain Relationships and Related Transactions                                                               14

  Item 4. Description of Securities                                                                                    14

  Item 5. Changes in Auditors'                                                                                         14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS











                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31,2001
                                  (Unaudited)

                            (Stated in U.S. Dollars)

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                               March 31       December 31
                                                                 2001            2000
==========================================================================================
                                   A S S E T S

 CURRENT
    Cash                                                    $    -           $     151,835
    Accounts receivable                                           441,596          363,525
    Sales taxes receivable                                          3,782           27,574
    Prepaid and deposits                                           38,032           30,370
                                                            -------------    -------------

                                                            $     483,410    $     573,304

 CAPITAL ASSETS (Note 3)                                        1,004,450        1,060,173
                                                            -------------    -------------


                                                            $   1,487,860    $   1,633,477
                                                            =============    =============

                              L I A B I L I T I E S

 CURRENT
    Bank indebtedness                                       $     102,716    $    -
    Accounts payable and accrued liabilities                      499,250          620,586
    Deferred revenue                                              450,573          362,277
    Current portion of bank term loan (Note 4)                     32,829           32,829
                                                            -------------    -------------

                                                            $   1,085,368    $   1,015,692

 BANK TERM LOAN, Less current portion (Note 4)                    135,389          135,389

 SHAREHOLDERS' ADVANCES (Note 5)                                  302,793          302,793
                                                            -------------    -------------

                                                            $   1,523,550    $   1,453,874
                                                            -------------    -------------

                              SHAREHOLDERS' DEFICIT


 SHARE CAPITAL ISSUED AND PAID UP (Note 6)                  $      20,000    $      20,000

 CAPITAL IN EXCESS OF PAR VALUE                                   996,000          996,000

 DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                   (971,122)        (782,763)

 FOREIGN CURRENCY TRANSLATION ADJUSTMENT                         (80,568)         (53,634)
                                                            -------------    -------------

                                                            $    (35,690)    $     179,603
                                                            -------------    -------------

                                                            $   1,487,860    $   1,633,477
                                                            =============    =============

                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                  (Unaudited)
                            (Stated in U.S. Dollars)

====================================================================================================================================
                                                                                Deficit
                                                                              Accumulated   Accumulated
                                              Common Shares     Capital in      During         Other
                                                        Paid Up  Excess of    Development  Comprehensive              Comprehensive
                                          Number        Amount   Par Value       Stage         Loss            Total      Loss
                                       ---------------------------------------------------------------------------------------------
FROM INCEPTION TO DECEMBER 31,2000

  ISSUE OF COMMON SHARES
    Founder shares issued at inception   16,000,000  $ 16,000      -        $   -           $ -           $    16,000       -
    Shares issued in August,2000          4,000,000     4,000     996,000       -             -             1,000,000       -

  COMPREHENSIVE LOSS
    Net Loss                                 -         -           -          (782,763)       -              (782,763)   $(782,763)
    Foreign Currency Translation
       Adjustments                           -         -           -            -            (53,634)         (53,634)     (53,634)
                                                                                                                        ----------

  COMPREHENSIVE LOSS                                                                                                     $(836,397)
                                       -------------------------------------------------------------------------------  ==========

BALANCE - December 31,2000               20,000,000  $ 20,000     996,000   $ (782,763)     $(53,634)     $   179,603

FROM JANUARY 1,2001 TO MARCH 31,2001

  COMPREHENSIVE LOSS
    Net Loss                                 -         -           -          (191,088)       -              (191,088)   $(191,088)
    Prior year interest expense
       adjustment (Note 8)                                                       2,729                          2,729
    Foreign Currency Translation
       Adjustments                           -         -           -            -            (26,934)         (26,934)     (53,634)
                                                                                                                        ----------

  COMPREHENSIVE LOSS                                                                                                     $(244,722)
                                       -------------------------------------------------------------------------------  ==========

BALANCE - March 31,2001                  20,000,000  $ 20,000     996,000   $ (971,122)     $(80,568)     $   (35,690)
                                       ===========================================================================================


                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                            For the Period Ended
                                              March 31           March 31            December 31
                                                 2001               2001                2000
=================================================================================================
                                             (3 Months)         (Cumulative
                                                                  to Date)
 REVENUE                                   $       222,384    $        390,657    $       168,273
                                           ----------------   ----------------    ---------------


 EXPENSES
    Advertising and promotion              $        22,431    $        411,517    $       389,086
    Bad debts                                       11,292              11,292           -
    Bank charges and interest                       11,618              36,128             24,510
    General and office                               6,560              66,484             59,924
    Insurance                                           36               5,898              5,862
    Professional fees                               71,180             232,362            161,182
    Rent                                             7,834              32,726             24,892
    Telephone and communication                     91,273             314,632            223,359
    Travel                                             512              20,923             20,411
    Wages, commissions and benefits                128,241             355,201            226,960
    Amortization                                    79,816             200,008            120,192
    Less - Gain on foreign exchange               (17,321)           (322,663)          (305,342)
                                           ----------------   ----------------    ---------------

                                           $       413,472    $      1,364,508    $       951,036
                                           ----------------   ----------------    ---------------

 NET LOSS                                  $     (191,088)    $      (973,851)    $     (782,763)
                                           ================   ================    ===============



 LOSS PER COMMON SHARE (Note 7)            $        (0.01)    $         (0.05)    $        (0.04)
                                           ================   ================    ===============

 WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                          20,000,000          18,207,317         17,529,412
                                           ================   ================    ===============

                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                   For the Period Ended
                                                                      March 31           March 31            December 31
                                                                        2001               2001                2000
========================================================================================================================
                                                                     (3 Months)         (Cumulative
                                                                                         to Date)
CASH FROM (USED IN) OPERATIONS

    Net loss                                                      $     (191,088)    $      (973,851)    $     (782,763)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
        Amortization                                                       79,816             200,008            120,192
        Prior year interest adjustment                                      2,729               2,729           -
        Deferred revenue                                                   88,296             450,573            362,277
    Changes in assets and liabilities relating to operations
        Accounts receivable                                              (78,071)           (441,596)          (363,525)
        Accounts payable and accrued liabilities                         (97,545)             495,468            593,013
        Prepaid and sundry assets                                         (7,661)            (38,032)           (30,371)
                                                                  ----------------   ----------------    ---------------

    NET CASH USED IN OPERATIONS                                   $     (203,524)    $      (304,701)    $     (101,177)
                                                                  ----------------   ----------------    ---------------

 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                    $      (24,093)    $    (1,204,458)    $   (1,180,365)
                                                                  ----------------   ----------------    ---------------

 CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                                            -          $        302,793    $       302,793
    Loan proceeds                                                         -                   168,218            168,218
    Capital shares issued                                                 -                 1,016,000          1,016,000
                                                                  ----------------   ----------------    ---------------

    NET CASH FROM FINANCING ACTIVITIES                            $       -          $      1,487,011    $     1,487,011
                                                                  ----------------   ----------------    ---------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                          $      (26,934)    $       (80,568)    $      (53,634)
                                                                  ----------------   ----------------    ---------------

 NET INCREASE IN CASH DURING THE PERIOD                           $     (254,551)    $      (102,716)    $       151,835

 CASH - Beginning of period                                               151,835            -                  -
                                                                  ----------------   ----------------    ---------------

 CASH (INDEBTEDNESS) - End of period                              $     (102,716)    $      (102,716)    $       151,835
                                                                  ================   ================    ===============

                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)

================================================================================

The financial information for the period ended March 31,2001 presented in this Form 10-QSB has been prepared from accounting records of Yapalot Communications Holdings Inc. (the "Company") without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended March 31,2001 are not necessarily indicative of the results to be expected for a full year.


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

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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


3.  CAPITAL ASSETS

                                                      ACCUMULATED           NET               NET
                                        COST         AMORTIZATION          2001              2000
                                    ---------------------------------------------------------------
    Computer equipment              $  146,111         $ 22,973        $  123,138       $  139,835
    Computer software                   72,867           26,754            46,113           52,355
    Furniture and fixtures              67,152            6,906            60,246           63,417
    Leasehold improvements              70,510            7,238            63,272           66,434
    Network communication equipment    847,818          136,137           711,681          738,132
                                    ---------------------------------------------------------------
                                    $1,204,458         $200,008        $1,004,450       $1,060,173
                                    ===============================================================



4.  BANK TERM LOAN

    One of the founding shareholders, Mr. Barzakay, arranged for a Canadian Small Business Loan for the company, as part of his initial advance to the company. As the company is liable for the debt and interest repayments, the loan facility has been reflected as long term debt of the company. However, as part of the intial funding agreement with the company, Mr. Barzakay has agreed to reimburse the company annually for all principal and interest payments. The loan is repayable in monthly payments of CDN$4,165 plus interest at the Royal Bank prime rate plus 1.5 percent. The loan matures in March,2005 and is personally guaranteed by Mr. Barzakay. The moneys that are to be reimbursed to the company are included in prepaid and other assets.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

================================================================================

5.  SHAREHOLDERS' ADVANCES

    The balances due to shareholders are non-interest bearing, however in accordance with generally accepted accounting policies, an interest rate of 7% was imputed in this non arms length arrangement. The imputed interest is charged to operations and credited to shareholders' advances. The individual shareholder advance amounts are as follows:

                  Marilyn Benlolo                              $      302,793
                                                               ==============


6.  SHARE CAPITAL

    Authorized
          50,000,000   Common shares at $.001 par value
    Issued
          20,000,000   Common shares at $.001 par value        $       20,000
                                                               ==============


7.  LOSS PER COMMON SHARE

    Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's common stock outstanding. Diluted loss per share does not differ from basic loss per share.


8.  2000 COMPARISONS

    Certain prior year comparative balances have been amended to reflect a change in the accounting for a bank term loan that had originally been arranged on behalf of the company by one of the founding shareholders. The loan had previously been reflected as a direct contribution by the shareholder. However, since the loan was instead arranged under the company's name, and simply guaranteed by the founding shareholder, it has been retroactively reflected as a bank term loan as indicated in note 4 to these financial statements. An adjustment has also been made to the prior year statement of operations to reflect an adjustment to the interest expense incurred on this loan.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

SIGNIFICANT DEVELOPMENTS

         For the fiscal period ended March 31, 2001, we completed the launch of ten initial gateways at a cost of $1,000,000. We have delayed the launch of the previously proposed 22 additional gateways pending adequate financing of approximately $2,500,000. The ten initial gateways were financed using the private funds of our founding shareholders. We believe that we will generate sufficient positive cash flow from operations to meet operating requirements. This belief is founded on our current customer base revenue stream. Yapalot may acquire Clarent equipment at reduced prices and favorable installment payment terms on each Gateway which will allow for future development. In addition, we are also working on Approved Agent Agreements which we anticipate will be completed by year end. Management has also put plans into effect to significantly build the current monthly customer acquisition base to approximately 700 new customers per month. This latter growth is expected to be accomplished through a planned increase in advertising expenditures and the hiring of additional sales staff during the second quarter.. If we do not generate sufficient positive cash flow to meet cash requirements, we may, from time to time, seek to raise capital from additional sources, including setting up lines of credit, project specific financings and public or private debt or equity financings. However, there can be no assurance that we will be able to obtain any sort of financing on commercially acceptable terms, if at all.

         Management has also detected a discrepancy in the initial liability due payable to Yuval Barzakay. Although the liability still exists, it is held through a financial institution, under the name of the corporation, as opposed to Yuval Barzakay. This liability is a Canadian government-guarantee Small Business Loan with Yuval Barzakay personally guaranteeing twenty five percent. As such Mr. Barzaskay pays all principal and interest payments on the loan to Yapalot on an annual basis.

         We are a holding company and have no independent operating history other than through Yapalot Communications. Inc. Expenses for the period ended December 31, 2000 represent consolidated costs since inception.

COMPARISON OF THE PERIOD ENDED MARCH 31, 2001 TO THE PERIOD ENDED DECEMBER 31, 2000.

         During the current quarter ended March 31, 2001, we maintained our current customer base. No additional gateways were installed at this time. Marketing initiatives have been reduced. We have also minimized our staffing to core essentials which include programming, IT, customer service, and administrative. This was a cost cutting initiative coherent with current market trends.

RESULTS OF OPERATIONS

For the 3 months ended March 31,2001:

         During this quarter ended March 31, 2001, we increased our revenue activities, signing customers to contracted revenues amounting to $672,957, of which $450,573 remains to be collected as the related service is provided. Our resulting loss for this period of $191,088 reflects a significant increase in various corporate expenses in the period compared with the prior periods, as operations continue to roll out. This period's loss is largely a result of a deferral of the recognition of the unserviced portion of the customer contract revenues, as well as anticipated costs from our advertising program, which cost us $22,431 in this quarter. In addition, we also developed the remaining proportion of our planned staffing level this quarter, resulting in $128,241 of wages and other payroll costs this quarter.

         The net loss for the current quarter was also affected by the cost of professional legal, accounting and other services during the period, which grew out of our ongoing organizational development to ensure we meet the needs of our current and projected operations. Amortization of capital assets in the amount of $79,816 this quarter also represents a significant cost, due to the increased installation cost of our gateways. Most other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

FOR THE CUMULATIVE 12 MONTHS ENDED MARCH 31,2001

         For the cumulative period from incorporation, April 6, 2000, to March 31, 2001, we began increasing our contracted revenues to $841,230, of which $450,573 will be recognized as revenue when the related service has been provided by us. Our cumulative net loss of $973,851 for the twelve months ended March 31,2001 is largely a result of anticipated costs of $411,517 from the initial advertising program, as well the development of a significant proportion of our planned staffing level, resulting in administration and sales wages paid out during this cumulative period of $355,201. The net loss for the current cumulative period also reflects the accumulated cost of professional legal, accounting and other services required to ensure our ongoing organizational development meets the needs of our current and projected operations. The accumulated amortization cost of capital assets of $200,008 also represents a significant charge against revenues, due to the cumulative installation cost of our gateways. Most other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the Company's Consolidated Financial Statements set forth in Part III hereto.

         Current assets totaled $483,410 at March 31, 2001 compared to $573,304 at December 31, 2000. The decrease in the last quarter is attributable to the utilization of cash for additional payments on gateway purchases, maintaining our infrastructure as the business develops, and our acquiring customer service contracts to be collected over the current operating cycle. At March 31, 2001, we had a cash overdraft and no short-term deposits. As customers pay for the service by automatic credit card payments, we anticipate an orderly collection of the balance of Accounts Receivable as at March 31, 2001.

         As at March 31, 2001, current liabilities totaled $1,085,368 compared to $1,015,692 at December 31, 2000. The increase is largely attributable to recognizing an increasing portion of our contracted revenues as current deferred revenues, as the service period relates to the coming current periods. In addition, the current liabilities are also reduced by the continuation of payments against current supplier balances, under initial financing terms on the gateway hardware received by us, and increased from carrying a bank overdraft as a result of the increasing carrying costs of our developing infrastructure.

         Our operations are carried out in Canadian dollars. Our reporting currency is in Unites States dollars. As indicated in the notes to this financial information, any translation adjustment to the reporting currency would be included in equity.

         During the cumulative period ended March 31, 2001, we conducted an offering pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, to accredited investors of 4,000,000 shares of common stock at $0.25 to raise $1,000,000 for working capital.

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

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
OTHER INFORMATION

ITEM 8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently have two outstanding loans. One to a founder, Marilyn Benlolo, for $302,793 and a loan arranged by Yuval Barzakay in the amount of $168,218 payable to The Royal Bank of Canada. Under the Canadian government-guaranteed facility, Mr. Barzakay is required to provided his personal guarantee to the bank, of 25% of the original loan proceeds. Both loans are interest free to the company. These funds were used to finance us since our inception in March 2000. Yapalot pays the Royal Bank loan and Mr. Barzakay reimburses both interest and principal on an annual basis. Both loans are for a term of no less than one year and are payable after one year or when revenues reach a level in which the loans can be repaid.

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

                      YAPALOT COMMUNICATIONS HOLDINGS INC.

Dated: March 26, 2001


                                By  /s/ Yuval Barzakay
                                    --------------------------------------------
                                        Yuval Barzakay, Chairman and Chief
                                        Executive Officer