Form 10KSB/A
period 2000-12-31
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-07-23
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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
         ---------------------------------------------------------------
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

We generated $168,273 of gross revenues for the fiscal year ended December 31, 2000. As of July 20, 2001, 20,000,000 shares of our Common Stock were outstanding, at a par value of $0.001 per share.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                         ANNUAL REPORT ON FORM 10-KSB/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS
PART I                                                                     PAGE

Item 1     Description of Business                                            3
Item 2     Properties                                                         9
Item 3     Legal Proceedings                                                  9
Item 4     Submission of Matters to a Vote of Security Holders                9

PART II

Item 5     Market For Common Equity and Related Stockholder Matters          10
Item 6     Management's Discussion and Analysis or Plan of Operation         10
Item 7     Financial Statements and Supplementary Data                       12
Item 8     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              12

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons      13
Item 10    Executive Compensation                                            13
Item 11    Security Ownership of Certain beneficial Owners and Management    13
Item 12    Certain Relationships and Related Transactions                    14
Item 13    Exhibits and Reports on Form 8-K                                  15
           Signatures
           Financial Statements                                             F-1

PART I

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

Corporate

By capitalizing on our consumer offering, we have now assembled a corporate sales team of seven personnel including a corporate sales manager. They have begun prospecting and promoting our corporate product offering that also includes unlimited long distance as well as enhanced services like Global Conference, and Global Fax. We anticipate that this sales team will grow to approximately 20 representatives by the first quarter 2001. The team's primary focus is to prospect small to medium sized businesses and creating tailor-made long distance packages and enhanced services. The team will be able to capitalize on marketing efforts already in the marketplace, which has created awareness and brand recognition of the Yapalot name.

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

YAPALOT'S VOIP NETWORK

Our VoIP network was developed using hardware (gateways) manufactured by Clarent Corporation and software either manufactured by Clarent or proprietary. We co-located our gateways with UUNET, a company which specializes in data solutions and server location facilities for global companies, by positioning our gateways, also known as points of presence, in specific countries in rental space provided by UUNET. We purchased Internet bandwidth from UUNET that can carry all data between our gateways to avoid data being carried over public Internet service. Once our gateway is in place it is linked via the Internet to other gateways owned and operated by Yapalot. The software is responsible for routing all telephone, fax and video transmissions from gateway to gateway and then terminating them through a PRI (regular telephone line). Our initial deployment of 10 gateways in eight different countries has a one time cost of $1,000,000 including installation, training and software. We anticipate an additional fixed cost of $100,000 per gateway and an ongoing cost of $4,000 per gateway to add an additional city to our network. Our global expansion from a hardware standpoint is $100,000 per site. Ten gateways had been launched as of December 31, 2000.

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

According to a March 2000 Probe Research, Inc. report, VoIP telecommunication traffic is expected to reach 611 billion minutes by 2005. Revenue to VoIP suppliers is expected to also reach $24.7 billion by 2005. We plan to construct and deploy a new sophisticated network from the ground up. This VoIP network is intended to bypass Bell and any regulatory body by accessing the unregulated Internet IP network, hence Voice over IP. At present, the internet is unregulated as to content, volume and distribution. Any regulation being discussed for future consideration by Congress concerns elements of adult content, freedom of speech and taxation on goods sold. Individual states are addressing the issue of taxation. We use the internet as a conduit to transfer data. Although we do not anticipate that Congress will pass legislation to regulate data transfer of this type, any taxation that may be imposed on this use will be passed on to our customers. Our ability to pass taxes to our customers will depend on the size of any taxes imposed. Should regulations be passed, our business model will not change.

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

EMPLOYEES

At present, we have a total of 32 full-time employees and no part time employees. They are responsible for the construction of the VoIP network, software design and business operations, and customer service. Over the next 12 months and once the VoIP network is complete, we will require approximately 13 additional full-time employees for various functions throughout the company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of July 10, 2001, we had 20,000,000 shares of common stock issued and outstanding.

As of December 31, 2000 there were 76 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. There is no public trading market for our securities.

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

We are a holding company and have no independent operating history other than through Yapalot Communications Inc. Expenses for the period ended December 31, 2000 represent consolidated costs since inception.

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

RESULTS OF OPERATIONS

For the 3 months ended December 31,2000:

During this quarter ended December 31, 2000, we significantly increased our revenues by $150,750, signing customers to contracted revenues amounting to $530,550, of which $363,525 remains to be collected as the related service is provided and earned. Our resulting loss for this period of $467,472 reflects a significant increase in various corporate expenses in the period compared with the prior periods, as operations continue to roll out. This period's loss is largely a result of anticipated costs from a heavy advertising program, which cost us $244,601 in this quarter. In addition, we also developed the remaining proportion of our planned staffing level this quarter, resulting in $158,871 of wages and other payroll costs this quarter.

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

For the cumulative 9 months ended December 31,2000

For the cumulative period from incorporation, April 6, 2000, to December 31, 2000, we began increasing our revenues to $168,273 by signing customers to contracts valued at $530,550, of which $362,277 will be recognized as revenue when the related service has been provided by us. Our cumulative net loss of $802,002 for the nine months ended December 31,2000 is largely a result of anticipated costs of $389,086 from the initial advertising program, as well the development of a significant proportion of our planned staffing level, resulting in administration and sales wages paid out during this cumulative period of $226,960. The net loss for the current cumulative period also reflects the accumulated cost of professional legal, accounting and other services required to ensure our ongoing organizational development meets the needs of our current and projected operations. The accumulated amortization cost of capital assets of $120,192 also represents a significant charge against revenues, due to the cumulative installation cost of our gateways. Most other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the Company's Consolidated Financial Statements set forth in Part III hereto.

Current assets totaled $205,065 at December 31, 2000 compared to $640,313 at September 30, 2000. The decrease in the last quarter is attributable to additional hardware equipment purchased for the new gateways, the utilization of cash maintaining our infrastructure as the business develops, our acquiring customer service contracts to be collected over the current operating cycle, as well as additional prepaid Canadian Goods and Services Taxes refundable to us. At December 31, 2000, we had cash but no short-term deposits. Yapalot customers pay for the service by automatic credit card payments, as such, we anticipate a low balance of accounts receivable. As of December 31, 2000, we had 941 customers on our network. Our customers are on twelve month term contracts and we bill their major credit card on a monthly basis for the contract commitment.

As of December 31, 2000, current liabilities totaled $634,084 compared to $786,101 at September 30, 2000. The decrease is largely attributable to the commencement of payments against current supplier balances and network equipment supplied under a payment schedule.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We dismissed Bromberg & Associates, the independent public accountants that were previously engaged as the principal accountant to audit our financial statements and as our principal accountant on September 15, 2000. The dismissal of Bomber & Associates was approved by our Board of Directors on September 14, 2000. From the date of our inception through September 15, 2000, Bromberg & Associates' report on the financial statements has never (i) contained an adverse opinion or a disclaimer of opinion; nor (ii) been qualified or modified as to uncertainty, audit scope or accounting principles. From the date of our inception through September 15, 2000, there were no disagreements between us and Bromberg & Associates on any matter of accounting principles or practices, resolved to the satisfaction of Bromberg & Associates, would have caused Bromberg & Associates to make reference to the subject matter of the disagreement or disagreements.

On September 15, 2000, we hired Weisbrod Golmacher, LLP, Chartered Accountants as our new auditors to perform certain accounting services for us and to perform an audit of our financial statements for the year ended December 31, 2000. Their responsibility was to review the interim financial information from our inception on April 6, 2000 to June 30, 2000. The hiring of Weisbrod Goldmacher was approved by the Board of Directors. During our most recent fiscal year and subsequent interim periods prior to the engagement of Weisbrod Goldmacher, we did not, nor did anyone on our behalf, consult Weisbrod Goldmacher regarding either (A) the application of accounting principles to a specified completed or proposed transaction, or the type of audit opinion that might be rendered on our financial statements as to which a written report or oral advice was provided to us that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial report issue, or (B) any matter that was the subject of a disagreement between us and Bromberg & Associates, or an event described in paragraph 304(a)(1)(v) of the SEC's Regulation S-B.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information about our directors and executive officers.

   Name                         Age      Position
 --------                      -----    -----------
Yuval Barzakay                  29      Chairman, President and CEO
Albert Kshoznicer               54      Director
Alon Barzakay                   27      Director

YUVAL BARZAKAY, CHAIRMAN, PRESIDENT AND CEO - Mr. Barzakay has been our Chairman, President and CEO since inception. He was CEO of Absolute Mobility Inc. from 1990 to April 2000 and founder and CEO of Absolute Total Security since 1992. Mr. Barzakay attended York University in Toronto.

ALBERT KSHOZNICER, DIRECTOR - Mr. Kshoznicer has been a Director since April 2000. He is President and Treasurer of ABS Woodworking Inc., a multimillion-dollar company located in Toronto, Ontario, since 1980. He is Chairman of Shelby Investments Inc ., a Toronto based property developer, from 1985 to present. From 1970 to 1975, he was President and founder of Vital Hotel, Winnipeg, Manitoba and prior to that he was President of Balik Development Inc., a home development company in Toronto.

ALON BARZAKAY, DIRECTOR - Mr. Barzakay has been a Director since April 2000. He practices corporate and commercial litigation at Bienstock and Clark, Attorneys at Law, since 1998. He received his J.D. from Detroit College of Law at Michigan State University in 1998.

     Directors serve for a term of one year or until their successors are elected and qualified. Executive officers are appointed by and serve at the will of the Board of Directors. Yuval Barzakay is a son-in-law of Albert Kshoznicer and the brother of Alan Barzakay.

Compliance With Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and beneficial owners of more than ten percent of any class of the Company's securities are required to report their initial ownership of the Company' securities and any subsequent changes in that ownership to the Securities and Exchange Commission. None of the Company's officers, directors and beneficial owners of more than ten percent of the Company's stock filed a Form 3 reporting their initial ownership, and no Form 4s have been filed as there has been no change in ownership. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

     No remuneration currently is being paid to our officers and senior management. Compensation will commence once the Company becomes profitable. There is no employment agreement with any executive officer.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of June 29, 2001 with respect to persons known to be beneficial owners of more than 5% of our voting common stock. The table also states the beneficial ownership of such common stock by each director and by all directors and executive officers as a group.

Name and Address of
Beneficial Owner                      Number of Shares            Percent
--------------------                  ----------------           ---------
Yuval Barzakay                           9,600,000                 48.0%
     4884 Dufferin Street, Unit 1
     Toronto, Ontario
     Canada M3H 5S8

Marilyn Benlolo                          6,400,000                 32.0%
     4884 Dufferin Street, Unit 1
     Toronto, Ontario
     Canada M3H 5S8

Albert Kshoznicer                                -                     *
     4884 Dufferin Street, Unit 1
     Toronto, Ontario
     Canada M3H 5S8

Alon Barzakay                                    -                     *
     4884 Dufferin Street, Unit 1
     Toronto, Ontario
     Canada M3H 5S8

Directors and executive officers
 as a group (3 persons)                  9,600,000                 48.0%

* Less than one percent

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Yapalot Communications Inc. currently has an outstanding loan to Marilyn Benlolo is the amount of $302,793. The loan is interest free and the funds were used to finance Yapalot Communications Inc. since its inception in March 2000. The loan is for a term of no less than one year and is payable after one year or when revenues reach a level in which the loan can be repaid.

     Yuval Barzakay arranged for a Canadian Small Business loan for us in the amount of $168,794 as part of his initial advance. As part of the initial funding agreement with us, Mr. Barzakay agreed to reimburse us annually for all principal and interest payment. The loan is repayable in monthly payments of CDN$4,165 plus interest of the Royal Bank prime rate plus 1.5 percent. The loan matures in March 2005 and is personally guaranteed by Mr. Barzakay.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     INDEX OF EXHIBITS


2.1(1) Articles of Incorporation of Yapalot Communications Holdings Inc.
2.2(1) Bylaws of Yapalot Communications Holdings Inc.
2.3(1) Articles of Incorporation of Yapalot Communications Inc.
2.4(1) Bylaws of Yapalot Communications Inc.
10.1(1)Office Lease Agreement
10.2(2)Clarent Sales and Purchase Order Form
27.1*  Financial Data Schedule
10.3(3)Agreement between Chris Kwon Enterprises and Yapalot Communications, Inc. 10.4(3)Agreement between Appwerx Inc. and Yapalot Communications, Inc. 10.5(3)Agreement between UUNET and Yapalot Communications.

*Filed herein

(1) Incorporated by reference to the respective exhibits filed with Form 10-SB filed on July 27, 2000.

(2) Incorporated by reference to the respective exhibits filed with the 1st Amendment to Form 10-SB filed on September 27, 2000.

(3) Incorporated by reference to the respective exhibits filed with the 3rd Amendment to Form 10-SB filed on December 28, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           YAPALOT COMMUNICATIONS HOLDINGS INC.
Dated: July 20, 2001

                           By  /s/ Yuval Barzakay
                           ---------------------------------------------------
                           Yuval Barzakay, Chairman and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and or the duties indicated.

Signature                  Title                                        Date
----------                -------                                     --------

/s/ Yuval Barzakay      Chairman, Chief Executive Officer,         July 20, 2001
--------------------    President, Principal Financial Officer,
Yuval Barzakay          and Principal Accounting Officer
                        (Principal Executive Officer)


/s/ Albert Kshoznicer   Director                                   July 20, 2001
---------------------
Albert Kshoznicer

/s/ Alon Barzakay       Director                                   July 20, 2001
---------------------
Alon Barzakay

                      YAPALOT COMMUNICATIONS HOLDINGS INC.

                                      INDEX
                                                                           Page

 Auditors' Report                                                           1
 Consolidated Balance Sheet                                                 2
 Consolidated Statement of Changes in Shareholders' Equity                  3
 Consolidated Statement of Operations and Deficit                           4
 Consolidated Statement of Cash Flows                                       5
 Notes to Consolidated Financial Statements                               6 - 8

                            WEISBROD GOLDMACHER, LLP

                     C H A R T E R E D A C C O U N T A N T S


ALAN WEISBROD, BBM., C.A.                               TELEPHONE (416) 661-1499
MURRAY GOLDMACHER, B.Sc., C.A.                                FAX (416) 661-1510


                                AUDITOR'S REPORT



TO THE SHAREHOLDERS OF:
YAPALOT COMMUNICATIONS HOLDINGS INC.

We have  audited  the  consolidated  balance  sheet  of  Yapalot  Communications
Holdings Inc. as at December 31,2000 and the consolidated statements of operations and deficit and cash flows for the period from date of incorporation, April 6,2000 to December 31,2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31,2000 and the results of its operations and the changes in its cash flows for the period from date of incorporation, April 6,2000 to December 31,2000 in accordance with generally accepted accounting principles in the United States.




TORONTO, Canada                                         Weisbrod Goldmacher, LLP
February 16,2001                                           CHARTERED ACCOUNTANTS


Dated June 26,2001 with respect to Note 8


--------------------------------------------------------------------------------

             312 DOLOMITE DRIVE SUITE 209 NORTH YORK ONTARIO M3J 2N2

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,2000
                            (Stated in U.S. Dollars)


                                   A S S E T S

 CURRENT
    Cash                                           $     151,835
    Accounts receivable                                    1,248
    Sales taxes receivable                                27,574
    Prepaid and sundry                                    24,408
                                                      -----------
                                                   $     205,065

 CAPITAL ASSETS (Note 3)                               1,060,173
                                                      -----------


                                                   $   1,265,238
                                                      ==========

                              L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities       $    599,603
    Current portion of bank loan (Note 4)                34,479
                                                      ----------

                                                   $    634,082

 BANK LOAN, Less current portion (Note 4)               133,739

 SHAREHOLDERS' ADVANCES (Note 5)                        301,111
                                                     -----------

                                                   $  1,068,932
                                                     -----------

                              SHAREHOLDERS' EQUITY

 SHARE CAPITAL ISSUED AND PAID UP (Note 6)         $     20,000
 CAPITAL IN EXCESS OF PAR VALUE                         996,000
 CUMULATIVE FOREIGN TRANSLATION ADJUSTMENT              (41,462)
 INPUTED ON SHAREHOLDER LOANS                            20,983
 DEFICIT                                               (799,215)
                                                     -----------

                                                   $    196,306
                                                     -----------
                                                   $  1,265,238
                                                     ===========

    APPROVED ON BEHALF OF THE BOARD:

    _____________________________ Director

    _____________________________ Director


                            See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FROM DATE OF INCORPORATION, APRIL 6,2000,
                               TO DECEMBER 31,2000
                            (Stated in U.S. Dollars)


                                                                                                            Accumulated
                                                     Common Shares         Capital in                          Other
                                                               Paid up      Excess of      Accumulated     Comprehensive
                                                 Number        Amount       Par Value        Deficit           Loss          Total
                                                --------      ---------    ------------    ------------   ---------------   -------

 ISSUE OF COMMON SHARES
    Founder shares issued at inception         16,000,000     $ 16,000      $      -      $       -       $        -      $  16,000
    Shares issued in current fiscal period      4,000,000        4,000       996,000              -                -      1,000,000

 NET LOSS                                               -            -             -       (799,215)         (20,479)      (819,694)
                                               ----------      -------       --------      ---------       ----------
 BALANCE - End of period                       20,000,000     $ 20,000      $996,000      $(799,215)      $  (20,479)     $ 196,306
                                               ==========      =======       ========      =========       ==========


                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                    FROM DATE OF INCORPORATION, APRIL 6,2000,
                               TO DECEMBER 31,2000
                            (Stated in U.S. Dollars)



 REVENUE                                                           $   168,273
                                                                    -----------

 EXPENSES
    Advertising and promotion                                      $   389,086
    Bank charges and interest                                           40,962
    General and office                                                  59,924
    Insurance                                                            5,862
    Professional fees                                                  161,182
    Rent                                                                24,892
    Telephone and communication                                        223,359
    Travel                                                              20,411
    Wages, commissions and benefits                                    226,960
    Amortization                                                       120,192
    Less: Gain on foreign exchange                                    (305,342)
                                                                    -----------

                                                                   $   967,488
                                                                    -----------

 NET LOSS                                                          $  (799,215)
                                                                    -----------

 OTHER COMPREHENSIVE LOSS
    Foreign currency translation adjustment                        $   (41,462)
    Imputed interest on shareholder loans                               20,983
                                                                    -----------


                                                                   $   (20,479)
                                                                    -----------

 DEFICIT - Beginning of period                                     $         -

 NET LOSS FOR THE PERIOD                                              (799,215)
                                                                    -----------

 DEFICIT - End of period                                           $  (799,215)
                                                                    ===========

 LOSS PER COMMON SHARE (Note 7)                                    $     (0.05)
                                                                    ===========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                     17,529,412
                                                                    ===========

                            See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FROM DATE OF INCORPORATION, APRIL 6,2000,
                               TO DECEMBER 31,2000
                            (Stated in U.S. Dollars)



CASH FROM (USED IN) OPERATIONS

    Net loss                                                    $     (799,215)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Amortization                                                 120,192
           Non-cash imputed interest on loans                            20,983
    Changes in assets and liabilities relating to operations
        Accounts receivable                                              (1,248)
        Accounts payable and accrued liabilities                        572,029
        Prepaid and sundry assets                                       (24,408)
                                                                      ----------

    NET CASH USED IN OPERATIONS
                                                                $      (111,667)
                                                                      ----------

 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                  $    (1,180,365)
                                                                      ----------

 CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                                  $       301,111
    Bank loan proceeds                                                  168,218
    Proceeds from capital shares issued                               1,016,000
                                                                      ----------

    NET CASH FROM FINANCING ACTIVITIES                          $     1,485,329
                                                                      ----------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                        $       (41,462)
                                                                      ----------

 NET INCREASE IN CASH DURING THE PERIOD                         $       151,835

 CASH - Beginning of period                                                   -
                                                                      ----------
 CASH - End of period                                           $       151,835
                                                                      ==========

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,2000
                            (Stated in U.S. Dollars)

1.  NATURE OF OPERATIONS

    Yapalot Communications Holdings Inc. was incorporated under the laws of the State of Delaware on April 6,2000 and has adopted a fiscal year end of December 31. The company's activities consist of the development and deployment of Voice Over Internet Protocol (VoIP) network services around the world as well as developing different communications solutions utilizing VoIP technology.

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

    d)  Revenue Recognition
        The Company records its revenue from customer contracts as services are performed.

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

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,2000
                            (Stated in U.S. Dollars)


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

3.  CAPITAL ASSETS
                                                    Accumulated        Net
                                          Cost     Amortization        2000
                                         ------   --------------      ------

    Computer equipment                $  152,562   $    12,727     $  139,835
    Computer software                     72,522        20,167         52,355
    Furniture and fixtures                67,152         3,735         63,417
    Leasehold improvements                70,346         3,912         66,434
    Network communication equipment      817,783        79,651        738,132
                                       ---------     ---------      ---------
                                      $1,180,365   $   120,192     $1,060,173
                                       =========     =========      =========
4.  BANK TERM LOAN

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

5.  SHAREHOLDERS' ADVANCES

    The balances due to shareholders are non-interest bearing, however in accordance with generally accepted accounting policies, an interest rate of 7% was imputed in this non arms length arrangement. The imputed interest is charged to operations and credited to stockholders' equity. The individual shareholder advance amounts are as follows:

           Marilyn Benlolo                               $  301,111
                                                           =========

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,2000
                            (Stated in U.S. Dollars)


6.  SHARE CAPITAL

    Authorized
          50,000,000   Common shares at $.001 par value
    Issued and paid up
          20,000,000   Common shares at $.001 par value             $   20,000
                                                                     ==========

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


8.  SUBSEQUENT EVENTS

    Subsequent to February 16,2001 it was determined that as part of one of the founding shareholders' contributions, a small business term loan was arranged on behalf of the company, as explained in Note 4. For this purpose, the financial statement balances have been restated to reflect such contribution as a bank term loan rather than as a shareholder advance.