Form 10QSB/A
period 2001-03-31
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-07-23
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A



(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31,2001

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from January 1,2001 to March 31,2001

                         Commission File Number: 0-28514


                      YAPALOT COMMUNICATIONS HOLDINGS INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                             98-0160284
------------------------------                           -----------------------
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
                                                            ------------

                                       N/A
                 ----------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X  No
                                  ---   ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of Common Stock, par value $0.001 per share were outstanding as of July 20,2001.

                                      INDEX

                                                                          PAGE

Part I. FINANCIAL INFORMATION                                               3

  Item 1. Financial Statements                                              3

      Consolidated Balance Sheet as at March 31,2001                        4

      Interim Consolidated Statement of Changes in Shareholders'
      Equity for the period ended March 31,2001 and for the period from
      date of inception to December 31,2000                                 5

      Interim Consolidated Statement of Operations for the period ended
      March 31,2001 and for the period from date of inception to December
      31,2000                                                               6

      Interim Consolidated Statement of Cash Flows for the period ended
      March 31,2001 and for the period from date of inception to December
      31,2000                                                               7

      Notes to Interim Consolidated Financial Statements                  8 - 9

  Item 2. Management's Discussion and Analysis or Plan of Operation      11 - 12


Part II. OTHER INFORMATION                                                 14

  Item 3. Certain Relationships and Related Transactions                   14

  Item 4. Description of Securities                                        14

  Item 5. Changes in Auditors'                                             14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


                                                          March 31        December 31
                                                            2001             2000
                                                          --------        -----------

                                   A S S E T S
 CURRENT
    Cash                                               $        -        $    151,835
    Accounts receivable                                     4,978               1,248
    Sales taxes receivable                                  3,782              27,574
    Prepaid and sundry                                     39,590              24,408
                                                         ---------        -----------

                                                       $    48,350       $    205,065
 CAPITAL ASSETS (Note 3)                                 1,004,450          1,060,173
                                                         ----------       -----------

                                                       $ 1,052,800       $  1,265,238
                                                         ==========       ===========

                              L I A B I L I T I E S

 CURRENT
    Bank indebtedness                                  $   102,716       $          -
    Accounts payable and accrued liabilities               499,251            599,603
    Current portion of bank term loan (Note 4)              34,479             34,479
                                                         ----------       -----------

                                                       $   636,446       $    634,082

 BANK TERM LOAN, Less current portion (Note 4)             133,739            133,739

 SHAREHOLDERS' ADVANCES (Note 5)                           302,793            301,111
                                                         ----------       ------------

                                                       $ 1,072,978       $  1,068,932
                                                         ----------       ------------

                              SHAREHOLDERS' DEFICIT

 SHARE CAPITAL ISSUED AND PAID UP (Note 6)             $    20,000       $     20,000
 CAPITAL IN EXCESS OF PAR VALUE                            996,000            996,000
 CUMULATIVE TRANSLATION ADJUSTMENT                         (82,600)           (41,462)
 CUMULATIVE IMPUTED INTEREST                                28,888             20,983
 DEFICIT                                                  (982,466)          (799,215)
                                                         ----------       -------------
                                                       $   (20,178)      $    196,306
                                                         ----------       -------------
                                                       $ 1,052,800       $  1,265,238
                                                         ==========       =============

                            See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                            (Stated in U.S. Dollars)



                                                                                                    Accumulated
                                                Common Shares         Capital in                     Other
                                                          Paid Up     Excess of    Accumulated    Comprehensive
                                             Number       Amount      Par Value      Deficit         Income            Total
                                            --------     --------    -----------  -------------  ---------------    ----------

FROM INCEPTION TO DECEMBER 31,2000

  ISSUE OF COMMON SHARES
    Founder shares issued at inception    16,000,000    $  16,000            -     $       -      $         -       $ 16,000
    Shares issued in August,2000           4,000,000        4,000      996,000             -                -      1,000,000

  NET LOSS                                         -            -            -      (799,215)         (20,479)      (819,694)

BALANCE - December 31,2000                20,000,000    $  20,000      996,000     $(799,215)     $   (20,479)     $ 196,306

FROM JANUARY 1,2001 TO MARCH 31,2001

  NET LOSS                                         -            -            -      (183,251)         (33,233)      (216,484)

BALANCE - March 31,2001                   20,000,000    $  20,000      996,000     $(982,466)     $   (53,712)     $ (20,178)



                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                   For the Period Ended
                                                March 31        December 31
                                                 2001             2000
                                               -----------      ------------
                                                (3 Months)      (12 Months)

 REVENUE                                      $    222,384     $   168,273
                                               ------------     -----------

 EXPENSES
    Advertising and promotion                 $     22,431     $   389,086
    Bad debts                                       11,292
        -
    Bank charges and interest                       19,006          40,962
    General and office                               6,560          59,924
    Insurance                                           36           5,862
    Professional fees                               71,180         161,182
    Rent                                             7,834          24,892
    Telephone and communication                     91,273         223,359
    Travel                                             512          20,411
    Wages, commissions and benefits                128,241         226,960
    Amortization                                    79,816         120,192
    Less - Gain on foreign exchange                (32,546)       (305,342)
                                               ------------   -------------

                                              $    405,635      $  967,488
                                               ------------   -------------


 NET EARNINGS (LOSS)                          $   (183,251)     $ (799,215)
                                               ------------   -------------

 OTHER COMPREHENSIVE LOSS
    Foreign currency translation adjustment   $    (41,138)     $  (41,462)
    Imputed interest on shareholder loans            7,905          20,983
                                               ------------   -------------

                                              $    (33,233)     $  (20,479)
                                               ------------   -------------

 DEFICIT - Beginning of period                $   (799,215)     $        -
 NET EARNINGS (LOSS) FOR THE PERIOD               (183,251)       (799,215)
                                               ------------   -------------

 DEFICIT - End of period                      $   (982,466)     $ (799,215)
                                               ============   =============

 LOSS PER COMMON SHARE (Note 7)               $      (0.01)     $    (0.05)
                                               ============   =============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                 20,000,000      17,529,412
                                               ============   =============

                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                                             For the Period
                                                                                 Ended
                                                                        March 31        December 31
                                                                          2001             2000
                                                                       ----------      -------------
                                                                       (3 Months)       (12 Months)

CASH FROM (USED IN) OPERATIONS

    Net loss                                                         $   (183,251)      $  (799,215)
    Adjustments  to  reconcile  net  loss  to net  cash  provided by  operating activities:
        Amortization                                                       79,816           120,192
        Non-cash imputed interest                                           7,905            20,983
    Changes in assets and liabilities relating to operations
        Accounts receivable                                                (3,730)           (1,248)
        Accounts payable and accrued liabilities                          (76,560)          572,028
        Prepaid and sundry assets                                         (15,182)          (24,408)
                                                                       ------------      ------------

    NET CASH USED IN OPERATIONS                                      $   (191,002)      $  (111,668)
                                                                       ------------      ------------

 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                       $    (24,093)      $(1,180,364)
                                                                       ------------      ------------

 CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                                       $      1,682       $   301,111
    Loan proceeds                                                               -           168,218
    Capital shares issued                                                       -         1,016,000
                                                                       -----------      -------------
    NET CASH FROM FINANCING ACTIVITIES                               $      1,682       $ 1,485,329
                                                                       -----------      -------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                             $    (41,138)      $   (41,462)
                                                                       -----------      -------------


 NET INCREASE IN CASH DURING THE PERIOD                              $   (254,551)      $   151,835

 CASH - Beginning of period                                               151,835                 -
                                                                      ------------      -------------
 CASH (INDEBTEDNESS) - End of period                                 $   (102,716)      $   151,835
                                                                      ============      =============


                            See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


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

    d)  Revenue Recognition
        The Company records its revenue from customer contracts as services are provided.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


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


3.  CAPITAL ASSETS

                                                    Accumulated       Net          Net
                                         Cost      Amortization      2001         2000
                                        ------    --------------    ------       ------

    Computer equipment               $  146,111        $22,973    $ 123,138   $  139,835
    Computer software                    72,867         26,754       46,113       52,355
    Furniture and fixtures               67,152          6,906       60,246       63,417
    Leasehold improvements               70,510          7,238       63,272       66,434
    Network communication equipment     847,818        136,137      711,681      738,132
                                      ----------      --------   ----------   ----------
                                     $1,204,458       $200,008   $1,004,450   $1,060,173
                                      ==========      ========   ==========   ==========

4.  BANK TERM LOAN

    One of the founding shareholders, Mr. Barzakay, arranged for a Canadian Small Business Loan for the company, as part of his initial advance to the company. As the company is liable for the debt and interest repayments, the loan facility has been reflected as long term debt of the company. However, as part of the intial funding agreement with the company, Mr. Barzakay has agreed to reimburse the company annually for all principal and interest payments. The loan is repayable in monthly payments of CDN$4,165 plus interest at the Royal Bank prime rate plus 1.5 percent. The loan matures in March,2005 and is personally guaranteed by Mr. Barzakay. The moneys that are to be reimbursed to the company are included in prepaid and sundry assets.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)

5.  SHAREHOLDERS' ADVANCES

    The balances due to shareholders are non-interest bearing, however in accordance with generally accepted accounting policies, an interest rate of 7% was imputed in this non arms length arrangement. The imputed interest is charged to operations and credited to stockholders' equity. The individual shareholder advance amounts are as follows:

                  Marilyn Benlolo                                 $   302,793
                                                                  ===========


6.  SHARE CAPITAL

    Authorized
          50,000,000   Common shares at $.001 par value
    Issued
          20,000,000   Common shares at $.001 par value           $    20,000
                                                                  ===========

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

Significant Developments

For the fiscal period ended March 31, 2001, we completed the launch of ten initial gateways at a cost of $1,000,000. We have delayed the launch of the previously proposed 22 additional gateways pending adequate financing of approximately $2,500,000. The ten initial gateways were financed using the private funds of our founding shareholders. We believe that we will generate sufficient positive cash flow from operations to meet operating requirements. This belief is founded on our current customer base revenue stream. Yapalot may acquire Clarent equipment at reduced prices and favorable installment payment terms on each Gateway which will allow for future development. In addition, we are also working on Approved Agent Agreements which we anticipate will be completed by year end. Management has also put plans into effect to significantly build the current monthly customer acquisition base to approximately 700. This growth is not expected to materialize until 3rd or 4rth quarter of this year. The customer growth is expected to be accomplished through a planned increase in advertising expenditures in 3rd quarter and the hiring of additional sales staff during the 2nd quarter. If we do not generate sufficient positive cash flow to meet cash requirements, we may, from time to time, seek to raise capital from additional sources, including setting up lines of credit, project specific financings and public or private debt or equity financings. However, there can be no assurance that we will be able to obtain any sort of financing on commercially acceptable terms, if at all.

Management has also detected a discrepancy in the initial liability due payable to Yuval Barzakay. Although the liability still exists, it is held through a financial institution, under the name of the corporation, as opposed to Yuval Barzakay. This liability is a Canadian government-guarantee Small Business Loan with Yuval Barzakay personally guaranteeing twenty five percent. As such Mr. Barzakay pays all principal and interest payments on the loan to Yapalot on an annual basis.

We are a holding company and have no independent operating history other than through Yapalot Communications. Inc. Expenses for the period ended December 31, 2000 represent consolidated costs since inception.

COMPARISON OF THE PERIOD ENDED MARCH 31, 2001 TO THE PERIOD ENDED DECEMBER 31, 2000.

During the current quarter ended March 31, 2001, we maintained our current customer base. No additional gateways were installed at this time. Marketing initiatives have been reduced. We have also minimized our staffing to core essentials which include programming, IT, customer service, and administrative. This was a cost cutting initiative coherent with current market trends of reducing overhead and streamlining operations towards faster profitability. Many of todays start-up companies are faced with the hard reality that investment banking financing and VC financing is a lot more difficult to come by as these institutions are more reluctant to invest as they have seen the NASDQ and the DOW decline so sharply. Institutions are listening to companies that can demonstrate that they have the resolve to reduce costs, streamline operations, and show a road to profitability sooner than later.

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

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III
OTHER INFORMATION

ITEM 8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Yapalot Communications Inc. currently has an outstanding loan to Marilyn Benlolo in the amount of $302,793. The loan is interest free and the funds were used to finance Yapalot Communications Inc. since its inception in March 2000. The loan is for a term of no less than one year and is payable after one year or when revenues reach a level in which the loan can be repaid.

Yuval Barzakay arranged for a Canadian Small Business Loan for us in the amount of $168,794. As part of the initial funding agreement with us, Mr. Barzakay agreed to reimburse us annually for all principal and interest payments. The loan is repayable in monthly payments of CDN$4,165 plus interest at the Royal Bank prime rate plus 1.5 percent. The loan matures in March 2005 and is personally guaranteed by Mr. Barzakay.

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


                                          YAPALOT COMMUNICATIONS HOLDINGS INC.
Dated: July 20, 2001


                                        By
                                          --------------------------------------
                                          Yuval Barzakay, Chairman and
                                          Chief Executive Officer