Form 10QSB
period 2001-06-30
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-08-20
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       OR

(  )Transition  Report  pursuant  to  Section  13 or 15 (d) of the  Securities
    Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission File Number: 0-28514


                      YAPALOT COMMUNICATIONS HOLDINGS INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                           98-0160284
 ------------------------------                     ----------------------------
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

                                       N/A
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of Common Stock, par value $0.001 per share were outstanding as of June 30, 2001.

                                      INDEX


                                                                          PAGE
                                                                         ------

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements

      Consolidated Balance Sheet as at June 30,2001                        3
      Interim Consolidated Statement of Changes in Shareholders'
      Equity for the period ended June 30,2001 and from date
      of inception to June 30,2000                                         4
      Interim Consolidated Statement of Operations for the period ended
      June 30,2001 and from date of inception to June 30,2000              5
      Interim Consolidated Statement of Cash Flows for the period ended
      June 30,2001 and from date of inception to June 30,2000              6
      Notes to Interim Consolidated Financial Statements               7 - 9

  Item 2. Management's Discussion and Analysis or Plan of Operation   10 -12

Part II. OTHER INFORMATION                                                12

  Item 1. Legal Proceedings                                               12

  Item 6. Exhibits and Reports on Form 8-K                                12

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                          June 30        December 31
                                                           2001             2000
                                                         ---------      ------------
                                   A S S E T S

 CURRENT
    Cash                                               $     34,806      $  151,835
    Accounts receivable                                       7,449           1,248
    Sales taxes receivable                                        -          27,574
    Prepaid and sundry                                       76,425          24,408
                                                       ------------      -----------

                                                       $    118,680      $  205,065

 CAPITAL ASSETS (Note 3)                                    930,383       1,060,173
                                                       ------------      -----------

                                                       $  1,049,063      $1,265,238

                              L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities           $    777,620      $  599,603
    Current portion of bank term loan (Note 4)               34,479          34,479
                                                       ------------      -----------

                                                       $    812,099      $  634,082

 BANK TERM LOAN, Less current portion (Note 4)              133,739         133,739

 SHAREHOLDERS' ADVANCES (Note 5)                            301,111         301,111
                                                       ------------      -----------

                                                       $  1,246,949      $1,068,932
                                                       ------------      -----------
                              SHAREHOLDERS' DEFICIT

 SHARE CAPITAL ISSUED AND PAID UP (Note 6)             $    20,000       $   20,000
 CAPITAL IN EXCESS OF PAR VALUE                            996,000          996,000
 CUMULATIVE TRANSLATION ADJUSTMENT                         (31,679)         (41,462)
 CUMULATIVE IMPUTED INTEREST                                32,536           20,983
 DEFICIT                                                (1,214,743)        (799,215)
                                                       -------------    -------------

                                                       $  (197,886)      $  196,306
                                                       -------------    -------------

                                                       $ 1,049,063       $1,265,238
                                                       =============    =============

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                            (Stated in U.S. Dollars)



                                                                                                      Accumulated
                                              Common Shares         Capital in                         Other
                                                        Paid Up      Excess of      Accumulated    Comprehensive
                                          Number        Amount       Par Value        Deficit         Income           Total
                                         --------      ---------    -----------     -----------    --------------     -------

FROM INCEPTION TO DECEMBER 31, 2000

  ISSUE OF COMMON SHARES
    Founder shares issued at inception   16,000,000    $ 16,000            -       $         -         $      -         $ 16,000
    Shares issued in August,2000          4,000,000       4,000      996,000                 -                -        1,000,000

  NET LOSS                                        -           -            -          (799,215)         (20,479)        (819,694)
                                        ------------    --------    ---------       -----------         --------       ----------
BALANCE - December 31, 2000              20,000,000    $ 20,000      996,000       $  (799,215)        $(20,479)       $ 196,306

FROM JANUARY 1, 2001 TO JUNE 30, 2001


  NET EARNINGS (LOSS)                             -           -            -          (415,528)          21,336         (394,192)
                                        ------------    --------    ---------       -----------         --------       ----------
BALANCE - June 30, 2001                  20,000,000    $ 20,000      996,000       $(1,214,743)        $    857       $ (197,886)
                                        ============    ========    =========       ===========         ========       ==========



                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                  For the Period Ended
                                                ----------------------------
                                                 June 30           June 30
                                                  2001               2000
                                                ----------        ----------


 REVENUE                                       $  474,332         $       -


 EXPENSES
    Advertising and promotion                  $   11,174         $       -
    Bad debts                                      18,562                 -
    Bank charges and interest                      25,785             3,423
    General and office                             18,481            10,480
    Insurance                                          36                 -
    Professional fees                             255,325            34,567
    Rent                                           14,678             8,533
    Telephone and communication                   164,322            30,022
    Travel                                            731             1,055
    Wages, commissions and benefits               217,594            13,914
    Amortization                                  160,256            10,070
    Foreign exchange loss                           2,916                 -
                                                ----------        ----------

                                               $   889,860       $  112,064
                                                ----------        ----------

 NET LOSS                                      $  (415,528)      $ (112,064)
                                                ----------        ----------

 OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustment    $     9,783       $   (1,368)
    Imputed interest on shareholder loans           11,553                -
                                               $    21,336       $   (1,368)
                                                -----------       ----------

 DEFICIT - Beginning of period                 $  (799,215)      $        -

 NET LOSS FOR THE PERIOD                          (415,528)        (112,064)
                                                -----------       ----------

 DEFICIT - End of period                       $(1,214,743)      $ (112,064)
                                                ===========       ==========
 LOSS PER COMMON SHARE (Note 7)                $     (0.02)      $    (0.01)
                                                ===========       ==========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                 20,000,000       16,000,000
                                                ===========       ==========

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                                 For the Period Ended
                                                                June 30         June 30
                                                                  2001            2000
                                                               ----------      ----------


CASH FROM (USED IN) OPERATIONS

    Net loss                                                  $  (415,528)    $  (112,064)
    Adjustments  to  reconcile  net  loss  to net
     cash  provided  by  operating
        activities:
        Amortization                                              160,256          10,070
        Non-cash imputed interest                                  11,553               -
    Changes in assets and liabilities relating to operations
        Accounts receivable                                        (6,201)              -
        Accounts payable and accrued liabilities                  205,590         372,460
        Prepaid and sundry assets                                 (52,017)       (103,146)
                                                               ------------     -----------

    NET CASH FROM (USED IN) OPERATIONS                        $   (96,347)    $   167,320
                                                               ------------     -----------

 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                $   (30,465)    $  (463,482)
    Incorporation costs paid                                            -          (3,846)
                                                               ------------    ------------

    NET CASH USED IN INVESTING ACTIVITIES                     $   (30,465)    $  (467,328)
                                                               ------------    ------------

 CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                                $         -     $   135,900
    Loan proceeds                                                       -         168,218
    Capital shares issued                                               -          16,000
                                                               ------------    ------------

    NET CASH FROM FINANCING ACTIVITIES                        $         -     $   320,118
                                                               ------------    ------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                      $     9,783     $    (1,368)
                                                               ------------    ------------



 NET INCREASE (DECREASE) IN CASH DURING THE PERIOD            $  (117,029)    $    18,742

 CASH - Beginning of period                                       151,835               -
                                                               ------------    ------------
 CASH (INDEBTEDNESS) - End of period                          $    34,806     $    18,742
                                                               ============    ============

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


The financial information for the period ended June 30, 2001 presented in this Form 10-QSB has been prepared from accounting records of Yapalot Communications Holdings Inc. (the "Company") without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for a full year.

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

3.  CAPITAL ASSETS

                                                  Accumulated         Net       Net
                                         Cost     Amortization        2001      2000
                                       --------- ---------------    --------   -------

    Computer equipment                $ 146,919    $ 33,249       $ 113,670   $ 139,835
    Computer software                    72,867      33,341          39,526      52,355
    Furniture and fixtures               67,152      10,077          57,075      63,417
    Leasehold improvements               71,000      10,967          60,033      66,434
    Network communication equipment     852,893     192,814         660,079     738,132
                                      ----------   ---------       --------   ----------
                                     $1,210,831    $280,448       $ 930,383  $1,060,173
                                      ==========   =========       ========   ==========

4.  BANK TERM LOAN

    One of the founding shareholders, Mr. Barzakay, arranged for a Canadian Small Business Loan for the company, as part of his initial advance to the company. As the company is liable for the debt and interest repayments, the loan facility has been reflected as long term debt of the company. However, as part of the intial funding agreement with the company, Mr. Barzakay has agreed to reimburse the company annually for all principal and interest payments. The loan is repayable in monthly payments of CDN$4,165 plus interest at the Royal Bank prime rate plus 1.5 percent. The loan matures in March, 2005 and is personally guaranteed by Mr. Barzakay. The moneys that are to be reimbursed to the company are included in prepaid and sundry assets.

5.  SHAREHOLDERS' ADVANCES

    The balances due to shareholders are non-interest bearing, however in accordance with generally accepted accounting policies, an interest rate of 7% was imputed in this non arms length arrangement. The imputed interest is charged to operations and credited to stockholders' equity. The individual shareholder advance amounts are as follows:

                  Marilyn Benlolo                      $   301,111
                                                       ============


6.  SHARE CAPITAL

    Authorized
          50,000,000   Common shares at $.001 par value
    Issued
          20,000,000   Common shares at $.001 par value$   20,000
                                                       ===========

7.  LOSS PER COMMON SHARE

    Loss per common share is calculated as the loss for the period divided by the weighted average number of the company's common stock outstanding. Diluted loss per share does not differ from basic loss per share.

Item 2.    Management's Discussion and Analysis or Plan of Operation

This report contains statements that are not historical facts which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. The company's results involve risks and uncertainties that could cause actual to differ from projected results. Such statements address activities, events or developments that we expect, believe, project, intend or anticipate will or may occur, including such matters as future capital, business strategies, expansion and growth of our operations and future net cash flows. Factors that could cause actual results to differ materially are described throughout this statement. Cautionary disclosures include, among others: general economic conditions, the markets for and market price of our services, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance. We disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events, other than as required by law.

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

Significant Developments

For the fiscal period ended June 30, 2001, we completed the launch of ten initial gateways at a cost of $1,000,000. We have delayed the launch of the previously proposed 22 additional gateways pending adequate financing of approximately $2,500,000. Mr. Yuval Barzakay, the company's chief executive officer,has concluded a three week tour within Asia with the investment community in efforts to raise the required financing. The ten initial gateways were financed using the private funds of our founding shareholders. We believe that we will generate sufficient positive cash flow from operations to meet operating requirements. This belief is founded on our current customer base revenue stream. Yapalot may acquire Clarent equipment at reduced prices and favorable installment payment terms on each Gateway which will allow for future development. In addition, we are also working on Approved Agent Agreements which we anticipate will be completed by year end.

Management has also put plans into effect to significantly build the current monthly customer acquisition base to approximately 700. This growth is not expected to materialize until the 3rd or 4rth quarter of this year. The customer growth is expected to be accomplished through a planned increase in advertising expenditures in the 3rd quarter, as well as a hiring program for additional staff. If we do not generate sufficient positive cash flow to meet cash requirements, we may, from time to time, seek to raise capital from additional sources, including setting up lines of credit, project specific financings and public or private debt or equity financings. However, there can be no assurance that we will be able to obtain any sort of financing on commercially acceptable terms, if at all.

We are a holding company and have no independent operating history other than through Yapalot Communications. Inc.

COMPARISON OF THE PERIOD ENDED JUNE 30, 2001 TO THE PERIOD ENDED JUNE 30, 2000.

During the six months ended June 30, 2001, we maintained our current customer base. No additional gateways were installed during this time. There are no print or media marketing initiatives at this time, except a small telemarketing initiative to maintain customer loyalty and acquire new customers. . Staffing remains unchanged from Q1 2001. Our Q1 cost cutting initiative is working to allow the company to maintain its present operations while the company is seeking financing. While the company seeks additional financing, only payables integral to maintaining network operations and customer satisfaction are being addressed. The cost cutting initiative that started in Q1 2001 is coherent with current market trends of reducing overhead and streamlining operations towards faster profitability. Many of today's start-up companies are faced with the hard reality that investment banking financing and VC financing is a lot more difficult to come by as these institutions are more reluctant to invest as they have seen the NASDQ and the DOW decline so sharply. Institutions are listening to companies that can demonstrate that they have the resolve to reduce costs, streamline operations, and show a road to profitability sooner than later.

RESULTS OF OPERATIONS

For the 6 months ended June 30, 2001:

During the period ended June 30, 2001, we increased our revenue activities, signing customers to contracted revenues amounting to $474,332. Our resulting loss for this period of $415,528 reflects a significant increase in various corporate expenses in the period compared with the prior periods, as operations continue to roll out. This period's loss is largely a result of anticipated costs from professional advisors due to an increase in the need for contract and agreement reviews and the ongoing cost of utilizing the network systems in this period. The net loss for the current period was also affected by the cost of professional legal, accounting and other services during the period, which grew out of our ongoing organizational development to ensure we meet the needs of our current and projected operations. Professional fees amounted to $255,325, an increase of $220,758 or 86% from $34,567 for the corresponding period of the prior year. In addition, we also developed the remaining proportion of our planned staffing level this quarter, resulting in $217,594 of wages and other payroll costs during this period, an increase of $203,680 or 94% from $13,914 for the corresponding period of the prior year.

Amortization of capital assets in the amount of $160,256during this period, an increase of $150,186 or 94% from $10,070 for the corresponding period of the prior year. This represents a significant charge against revenues, due to the increased installation cost of our gateways. Most of our other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

For the cumulative 15 months ended June 30, 2001

For the cumulative period from incorporation, April 6, 2000, to June 30, 2001, we began increasing our contracted revenues to $642,605. Our cumulative net loss of $1,214,743 for the fifteen months ended June 30,2001 is largely a result of anticipated costs of $400,260 from the initial advertising program, as well the development of a significant proportion of our planned staffing level, resulting in administration and sales wages paid out during this cumulative period of $444,554. The net loss for the current cumulative period also reflects the accumulated cost of professional legal, accounting and other services required to ensure our ongoing organizational development meets the needs of our current and projected operations. The accumulated amortization cost of capital assets of $280,448 also represents a significant charge against revenues, due to the cumulative installation cost of our gateways. Most other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the company's Consolidated Financial Statements.

Current assets totaled $118,680 at June 30, 2001 compared to $205,065 at December 31, 2000. The decrease in current assets is attributable to the utilization of cash for additional payments on gateway purchases, maintaining our infrastructure as the business develops, and our acquiring customer service contracts to be collected over the current operating cycle. The current assets are increased in the period by prepaid rental payments and by the servicing of the Small Business Loan owed by the company, which had been arranged by Yuval Barzakay. Under the management agreement, Mr. Barzakay is responsible for these principal and interest repayments until the company is profitable. At June 30, 2001, we had cash of $34,806 and no short-term deposits. As customers pay for the service by automatic credit card payments, we anticipate an orderly collection of the balance of Accounts Receivable.

As of June 30, 2001, current liabilities totaled $812,099 compared to $634,082 at December 31, 2000. The increase is largely attributable to a reduced level of payments against balances owing under the initial financing terms on the gateway hardware received by us and from an increase in recent professional fees as a result of the increasing amount of contracts and agreements that require legal scrutiny.

Our operations are carried out in Canadian dollars. Our reporting currency is in Unites States dollars. As indicated in the notes to this financial information, any translation adjustment to the reporting currency would be included in equity.


                           PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

     None.

     b.   Reports on Form 8-K

     None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          YAPALOT COMMUNICATIONS HOLDINGS INC.


Dated: August 20, 2001               By  /s/ Yuval Barzakay
                                        -----------------------------------
                                         Yuval Barzakay, Chairman and Chief
                                         Executive Officer