Form 10KSB/A
period 2000-12-31
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-09-12
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 2

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

We generated $168,273 of gross revenues for the fiscal year ended December 31, 2000. As of September 12, 2001, 20,000,000 shares of our Common Stock were outstanding, at a par value of $0.001 per share.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 12, 2001, we had 20,000,000 shares of common stock issued and outstanding.

During August and September 2000, we conducted an offering pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby we sold 4 million shares of common stock at $.25 per share to raise $1 million dollars for working capital.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We dismissed Bromberg & Associates, the independent public accountants that were previously engaged as the principal accountant to audit our financial statements and as our principal accountant on September 15, 2000. The dismissal of Bromberg & Associates was approved by our Board of Directors on September 14, 2000. From the date of our inception through September 15, 2000, Bromberg & Associates' report on the financial statements has never (i) contained an adverse opinion or a disclaimer of opinion; nor (ii) been qualified or modified as to uncertainty, audit scope or accounting principles. From the date of our inception through September 15, 2000, there were no disagreements between us and Bromberg & Associates on any matter of accounting principles or practices, resolved to the satisfaction of Bromberg & Associates, would have caused Bromberg & Associates to make reference to the subject matter of the disagreement or disagreements.

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

ITEM 10. EXECUTIVE COMPENSATION

No remuneration currently is being paid to our officers and senior management. On October 31, 2000, the Company entered into an employment contract with Yuval Barzakay for a term of ten years. Pursuant to the employment contract, Mr. Barzakay receives a salary of CDN$200,000 per year with a minimum 6% increase of his salary each subsequent year after the first year. In addition the Company has agreed to maintain a life insurance policy on the life of Mr. Barzakay and Mr. Barzakay's estate is the beneficiary of the policy. Mr. Barzakay has waived his rights under the employment contract through December 31, 2000 and as such, no salary has been accrued.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of September 12, 2001 with respect to persons known to be beneficial owners of more than 5% of our voting common stock. The table also states the beneficial ownership of such common stock by each director and by all directors and executive officers as a group.

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

* Less than one percent

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Yapalot Communications Inc. currently has an outstanding loan to Marilyn Benlolo in the amount of $301,111. The loan is interest free and the funds were used to finance Yapalot Communications Inc. since its inception in March 2000. The loan is for a term of no less than one year and is payable after one year or when revenues reach a level in which the loan can be repaid.

     Yuval Barzakay arranged for a Canadian Small Business loan for us in the amount of $168,794 as part of his initial advance. This liability is a Canadian government guarantee small business loan with Mr. Barzakay personally guaranteeing twenty-five percent of the original loan balance to the financial institution with the Canadian government guaranteeing the remaining seventy-five percent of the original loan balance which matures in March 2005. As part of the initial funding agreement with us, Mr. Barzakay agreed to reimburse us annually for all principal and interest payments. The loan is repayable in monthly payments of CDN$4,165 plus interest of the Royal Bank prime rate plus 1.5 percent. The loan matures in March 2005 and is personally guaranteed by Mr. Barzakay. As of December 31, 2000, Mr. Barzakay had not reimbursed the Company for any principal and interest payments made by the Company in connection with this loan and the Company's balance sheet reflects an amount due from shareholder of $24,408.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     INDEX OF EXHIBITS


2.1(1) Articles of Incorporation of Yapalot Communications Holdings Inc.
2.2(1) Bylaws of Yapalot Communications Holdings Inc.
2.3(1) Articles of Incorporation of Yapalot Communications Inc.
2.4(1) Bylaws of Yapalot Communications Inc.
10.1(1)Office Lease Agreement
10.2(2)Clarent Sales and Purchase Order Form
27.1*  Financial Data Schedule
10.3(3)Agreement between Chris Kwon Enterprises and Yapalot Communications, Inc. 10.4(3)Agreement between Appwerx Inc. and Yapalot Communications, Inc. 10.5(3)Agreement between UUNET and Yapalot Communications.
10.6*  Employment Agreement with Yuval Barzakay

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

                           YAPALOT COMMUNICATIONS HOLDINGS INC.
Dated: September 12, 2001

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

Signature                Title                                     Date
----------              -------                                  --------

/s/ Yuval Barzakay    Chairman, Chief Executive Officer,      September 12, 2001
--------------------  President, Principal Financial Officer,
Yuval Barzakay        and Principal Accounting Officer
                      (Principal Executive Officer)


/s/ Albert Kshoznicer Director                                September 12, 2001
---------------------
Albert Kshoznicer

/s/ Alon Barzakay     Director                                September 12, 2001
---------------------
Alon Barzakay

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