Form 10QSB/A
period 2001-03-31
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-09-12
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                Amendment No. 2

(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2001

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from January 1, 2001 to March 31, 2001

                         Commission File Number: 0-28514


                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                            98-0160284
-----------------------------                            -----------------------
 (State or Other Jurisdiction                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


             4884 Dufferin Street, Unit 1, Toronto, Ontario M3H 5S8
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:     416-736-8882
                                                   --------------

                                       N/A
              -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of Common Stock, par value $0.001 per share were outstanding as of September 12, 2001.

                                      INDEX


                                                                           PAGE
                                                                          ------

Part I. FINANCIAL INFORMATION                                                3

  Item 1. Financial Statements                                               3

      Consolidated Balance Sheet as at March 31, 2001                        4
      Interim Consolidated Statement of Changes in Shareholders'
      Equity for the period ended March 31, 2001                             5
      Interim Consolidated Statement of Operations for the period
      ended March 31, 2001                                                   6
      Interim Consolidated Statement of Cash Flows for the period
      ended March 31, 2001                                                   7
      Notes to Interim Consolidated Financial Statements                 8 - 9

  Item 2. Management's Discussion and Analysis or Plan of Operation    11 - 12

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                            (Stated in U.S. Dollars)


                                                       March 31     December 31
                                                         2001          2000
                                                      ----------    -----------

                          A S S E T S

 CURRENT
    Cash                                          $     67,530    $    151,835
    Accounts receivable                                  4,978           1,248
    Sales taxes receivable                               3,782          27,574
    Due from shareholder (Note 4)                       12,565          24,408
    Prepaid and sundry                                   7,002        -
                                                  ------------    ------------

                                                  $     95,857    $    205,065

 CAPITAL ASSETS (Note 3)                             1,004,450       1,060,173
                                                  ------------    ------------


                                                  $ 1,100,307     $  1,265,238
                                                  ============    ============

                     L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities      $   684,446     $    599,603
    Current portion of bank term loan (Note 4)         34,479          34,479
                                                  ------------    ------------

                                                  $   718,925     $    634,082

 BANK TERM LOAN, Less current portion (Note 4)        133,739          133,739

 SHAREHOLDERS' ADVANCES (Note 5)                      301,111          301,111
                                                  ------------    ------------

                                                  $ 1,153,775     $  1,068,932
                                                  ------------    ------------

                      SHAREHOLDERS' DEFICIT

 SHARE CAPITAL ISSUED AND PAID UP (Note 6)        $    20,000     $     20,000
 CAPITAL IN EXCESS OF PAR VALUE                     1,024,143        1,016,983
 CUMULATIVE TRANSLATION ADJUSTMENT                    (48,885)         (41,462)
 DEFICIT                                           (1,048,726)        (799,215)
                                                  ------------    ------------

                                                  $   (53,468)    $    196,306
                                                  ------------    ------------

                                                  $ 1,100,307     $  1,265,238
                                                  ============    ============

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                                     Accumulated
                                                Common Shares         Capital in                        Other
                                                          Paid Up      Excess of    Accumulated     Comprehensive
                                            Number        Amount       Par Value      Deficit           Loss          Total
                                           --------      ---------    -----------  -------------    -------------    -------

FROM INCEPTION TO DECEMBER 31,2000

  ISSUE OF COMMON SHARES
    Founder shares issued at inception    16,000,000    $  16,000            -       $         -      $      -     $  16,000
    Shares issued in August,2000           4,000,000        4,000      996,000                 -             -     1,000,000
  Net Loss                                         -            -            -          (799,215)            -      (799,215)

  Foreign Currency Translation Adjustment          -            -            -                 -       (41,462)      (41,462)
  Imputed interest on shareholder loans                                 20,983                                        20,983
                                         ------------    ---------   ----------       -----------     ---------    ----------
BALANCE - December 31,2000                20,000,000    $  20,000    1,016,983       $  (799,215)     $(41,462)    $ 196,306

FROM JANUARY 1,2001 TO MARCH 31,2001
  Net Loss                                         -            -            -          (249,511)            -      (249,511)

  Foreign Currency Translation Adjustment          -            -            -                 -        (7,423)       (7,423)
  Imputed interest on shareholder loans                                  7,160                                         7,160
                                         ------------    ---------   ----------       -----------     ---------    ----------
BALANCE - March 31,2001                    20,000,000   $  20,000    1,024,143       $(1,048,726)     $(48,885)    $ (53,468)
                                         ============    =========   ==========       ===========     =========    ==========



                                                      See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                  (Unaudited)
                            (Stated in U.S. Dollars)



 REVENUE                                                   $     222,384
                                                           -------------


 EXPENSES
    Advertising and promotion                              $      22,431
    Bad debts                                                     11,292
    Bank charges and interest                                     19,006
    General and office                                             6,560
    Insurance                                                         36
    Management salaries                                           32,734
    Professional fees                                             71,180
    Rent                                                           7,834
    Telephone and communication                                   91,273
    Travel                                                           512
    Wages, commissions and benefits                              129,221
    Amortization                                                  79,816
                                                           -------------
                                                           $     471,895


 NET LOSS                                                  $   (249,511)
                                                           -------------


 OTHER COMPREHENSIVE LOSS
    Foreign currency translation adjustment                $     (7,423)
                                                           -------------


 DEFICIT - Beginning of period                             $   (799,215)

 NET LOSS FOR THE PERIOD                                       (249,511)
                                                           -------------

 DEFICIT - End of period                                   $ (1,048,726)
                                                           =============



 LOSS PER COMMON SHARE (Note 7)                            $      (0.01)
                                                           =============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         20,000,000
                                                           =============


                            See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                  (Unaudited)
                            (Stated in U.S. Dollars)



CASH FROM (USED IN) OPERATIONS

    Net loss                                                      $   (249,511)
    Adjustments to reconcile net loss to net cash
    provided by operating
        activities:
        Amortization                                                    79,816
        Non-cash imputed interest                                        7,160
    Changes in assets and liabilities relating to operations
        Accounts receivable                                             (3,730)
        Accounts payable and accrued liabilities                       108,635
        Prepaid and sundry assets                                       (7,002)
                                                                  -------------

    NET CASH USED IN OPERATIONS                                   $    (64,632)
                                                                  -------------


 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                    $    (24,093)
                                                                  -------------


 CASH FROM IN FINANCING ACTIVITIES
    Net amounts from shareholder                                  $      11,843
                                                                  -------------


 EFFECT OF EXCHANGE RATE CHANGES ON CASH                          $     (7,423)
                                                                  -------------



 NET DECREASE IN CASH DURING THE PERIOD                           $    (84,305)


 CASH - Beginning of period                                             151,835
                                                                  -------------


 CASH - End of period                                             $      67,530
                                                                  =============


                            See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


The financial information for the period ended March 31, 2001 presented in this Form 10-QSB has been prepared from accounting records of Yapalot Communications Holdings Inc. (the "Company") without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for a full year.


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

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


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


3.  CAPITAL ASSETS

                                                 Accumulated       Net         Net
                                       Cost     Amortization      2001        2000
                                      ------   ---------------   ------      ------
    Computer equipment              $  146,111     $ 22,973    $  123,138  $  139,835
    Computer software                   72,867       26,754        46,113      52,355
    Furniture and fixtures              67,152        6,906        60,246      63,417
    Leasehold improvements              70,510        7,238        63,272      66,434
    Network communication equipment    847,818      136,137       711,681     738,132
                                     ----------    ---------   ----------- -----------
                                    $1,204,458     $200,008    $1,004,450  $1,060,173
                                     ==========    =========   =========== ===========

4.  BANK TERM LOAN

    One of the founding shareholders, Mr. Barzakay, arranged for a Canadian Small Business Loan for the company, as part of his initial advance to the company. As the company is liable for the debt and interest repayments, the loan facility has been reflected as long term debt of the company. However, as part of the intial funding agreement with the company, Mr. Barzakay has agreed to reimburse the company annually for all principal and interest payments. The loan is repayable in monthly payments of CDN$4,165 plus interest at The Royal Bank of Canada prime rate plus 1.5 percent. The loan matures in March,2005 and is personally guaranteed by Mr. Barzakay. The moneys that are to be reimbursed to the company are included in amounts due from a shareholder. This balance is being offset with salary amounts that have been accrued toward Mr. Barzakay in connection with his management agreement with the company.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


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
                                                            =========

6.  SHARE CAPITAL

    Authorized
          50,000,000   Common shares at $.001 par value
    Issued
          20,000,000   Common shares at $.001 par value    $  20,000
                                                            =========

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

Significant  Developments

For the fiscal period ended March 31, 2001, we completed the launch of ten initial gateways at a cost of $1,000,000. We have delayed the launch of the previously proposed 22 additional gateways pending adequate financing of approximately $2,500,000. The ten initial gateways were financed using the private funds of our founding shareholders. We believe that we will generate sufficient positive cash flow from operations to meet operating requirements. This belief is founded on our current customer base revenue stream. Yapalot may acquire Clarent equipment at reduced prices and favorable installment payment terms on each Gateway which will allow for future development. In addition, we are also working on Approved Agent Agreements which we anticipate will be completed by year end. Management has also put plans into effect to significantly build the current monthly customer acquisition base to approximately 700. This growth is not expected to matrialize until 3rd or 4rth quarter of this year. The customer growth is expected to be accomplished through a planned increase in advertising expenditures in 3rd quarter and the hiring of additional sales staff during the 2nd quarter. If we do not generate sufficient positive cash flow to meet cash requirements, we may, from time to time, seek to raise capital from additional sources, including setting up lines of credit, project specific financings and public or private debt or equity financings. However, there can be no assurance that we will be able to obtain any sort of financing on commercially acceptable terms, if at all.

Management has also detected a discrepancy in the initial liability shown as owing to Yuval Barzakay. Although the liability still exists, it is held through a financial institution, under the name of the corporation, as opposed to Yuval Barzakay. This liability is a Canadian government-guarantee Small Business Loan with Yuval Barzakay personally guaranteeing twenty-five percent of the original loan balance to the financial institution with the Canadian government guaranteeing the remaining seventy-five percent of the original loan balance. Notwithstanding above, Mr. Barzakay entered into an agreement with the Company whereby he is responsible for repaying all principal and interest payments on the loan to Yapalot on an annual basis. We are a holding company and have no independent operating history other than through Yapalot Communications. Inc. Expenses for the period ended December 31, 2000 represent consolidated costs since inception.

COMPARISON OF THE PERIOD ENDED MARCH 31, 2001 TO THE PERIOD ENDED DECEMBER 31, 2000.

During the current quarter ended March 31, 2001, we maintained our current customer base. No additional gateways were installed at this time. During the quarter, we increased our customer contracts by $59,350. Marketing initiatives have been reduced. We have also minimized our staffing to core essentials which include programming, IT, customer service, and administrative. This was a cost cutting initiative coherent with current market trends of reducing overhead and streamlining operations towards faster profitability. Many of todays start-up companies are faced with the hard reality that investment banking financing and VC financing is a lot more difficult to come by as these institutions are more reluctant to invest as they have seen the NASDQ and the DOW decline so sharply. Institutions are listening to companies that can demonstrate that they have the resolve to reduce costs, streamline operations, and show a road to profitability sooner than later.

RESULTS OF OPERATIONS

For the 3 months ended March 31,2001:

During this quarter ended March 31, 2001, we increased our revenue activities, signing customers to contracted revenues amounting to $222,384. Our resulting loss for this period of $249,511 reflects a significant increase in various corporate expenses in the period compared with the prior periods, as operations continue to roll out. This period's loss is largely a result of anticipated costs from professional advisors due to an increase in the need for contract and agreement reviews and the cost of ongoing organizational development to ensure we meet the needs of our current and projected operations, as well as anticipated costs from our advertising program, which cost us $22,431 in this quarter. In addition, we also developed the remaining proportion of our planned staffing level this quarter, resulting in $129,221 of wages and other payroll costs this quarter.

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

For the cumulative 12 months ended March 31,2001

For the cumulative period from incorporation, April 6, 2000, to March 31, 2001, we began increasing our contracted revenues to $390,657. Our cumulative net loss of $1,048,726 for the twelve months ended March 31,2001 is largely a result of anticipated costs of $411,517 from the initial advertising program, as well the development of a significant proportion of our planned staffing level, resulting in administration and sales wages paid out during this cumulative period of $356,181. The net loss for the current cumulative period also reflects the accumulated cost of professional legal, accounting and other services required to ensure our ongoing organizational development meets the needs of our current and projected operations. The accumulated amortization cost of capital assets of $200,008 also represents a significant charge against revenues, due to the cumulative installation cost of our gateways. Most other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the Company's Consolidated Financial Statements set forth in Part III hereto. Current assets totaled $95,857 at March 31, 2001 compared to $205,065 at December 31, 2000. The decrease in the last quarter is attributable to the utilization of cash for additional payments on gateway purchases, maintaining our infrastructure as the business develops, and our acquiring customer service contracts to be collected over the current operating cycle. At March 31, 2001, we had cash and no short-term deposits. As customers pay for the service by automatic credit card payments, we anticipate an orderly collection of the balance of Accounts Receivable as of March 31, 2001.

As of March 31, 2001, current liabilities totaled $718,925 compared to $634,082 at December 31, 2000. The increase is largely attributable to recognizing an increasing portion of our contracted revenues as current deferred revenues, as the service period relates to the coming current periods. In addition, the current liabilities are also reduced by the continuation of payments against current supplier balances, under initial financing terms on the gateway hardware received by us, and increased from carrying a bank overdraft as a result of the increasing carrying costs of our developing infrastructure.

Our operations are carried out in Canadian dollars. Our reporting currency is in United States dollars. As indicated in the notes to this financial information, any translation adjustment to the reporting currency would be included in equity.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          YAPALOT COMMUNICATIONS HOLDINGS INC.
Dated: September 12, 2001


                                         By: /s/ Yuval Barzakay
                                           -------------------------------------
                                            Yuval Barzakay, Chairman and
                                            Chief Executive Officer