Form 10QSB/A
period 2001-06-30
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-09-12
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                Amendment No. 1

(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934


                   For the quarterly period ended June 30, 2001

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the transition period from January 1, 2001 to June 30, 2001

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
                                                 --------------

                                       N/A
             -------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


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

                                      INDEX

                                                                          PAGE
                                                                         -------

Part I. FINANCIAL INFORMATION                                               3

  Item 1. Financial Statements                                              3

      Consolidated Balance Sheet as at June 30,2001                         4
      Interim Consolidated Statement of Changes in Shareholders'
      Equity for the period ended June 30, 2001 and from date of
      inception to June 30, 2000                                            5
      Interim Consolidated Statement of Operations for the period
      ended June 30, 2001 and from date of inception to June 30, 2000       6
      Interim Consolidated Statement of Cash Flows for the period
      ended June 30, 2001 and from date of inception to June 30, 2000       7
      Notes to Interim Consolidated Financial Statements                8 - 9

  Item 2. Management's Discussion and Analysis or Plan of Operation   11 - 12

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                            (Stated in U.S. Dollars)


                                                                   June 30         December 31
                                                                     2001             2000
                                                                  ----------     --------------

                                   A S S E T S

 CURRENT
    Cash                                                       $   34,806         $   151,835
    Accounts receivable                                             7,449               1,248
    Sales taxes receivable                                              -              27,574
    Due from shareholder (Note 4)                                  20,171              24,408
    Prepaid and sundry                                             16,912                   -
                                                                ----------          -----------

                                                               $   79,338         $   205,065

 CAPITAL ASSETS (Note 3)                                          930,383           1,060,173
                                                                ----------          -----------


                                                               $1,009,721         $ 1,265,238

                              L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities                   $  805,153         $  599,603
    Current portion of bank term loan (Note 4)                     34,479             34,479
                                                                -----------         -----------

                                                               $  839,632         $  634,082

 BANK TERM LOAN, Less current portion (Note 4)                    133,739            133,739

 SHAREHOLDERS' ADVANCES (Note 5)                                  301,111            301,111
                                                                -----------         -----------

                                                               $1,274,482        $ 1,068,932

                              SHAREHOLDERS' DEFICIT

 SHARE CAPITAL ISSUED AND PAID UP (Note 6)                     $   20,000        $    20,000
 CAPITAL IN EXCESS OF PAR VALUE                                 1,028,536          1,016,983
 CUMULATIVE TRANSLATION ADJUSTMENT                                (35,314)           (41,462)
 DEFICIT                                                       (1,277,983)          (799,215)
                                                               -----------        -------------

                                                               $ (264,761)      $    196,306
                                                               -----------        -------------
                                                               $1,009,721       $  1,265,238
                                                               ===========        =============

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                                         Accumulated
                                                 Common Shares          Capital in                         Other
                                                            Paid Up      Excess of      Accumulated    Comprehensive
                                              Number        Amount       Par Value        Deficit          Loss             Total
                                             ---------     ---------    ------------    ------------   -------------       -------

FROM INCEPTION TO DECEMBER 31,2000

  ISSUE OF COMMON SHARES
    Founder shares issued at inception       16,000,000    $ 16,000              -      $        -     $        -       $   16,000
    Shares issued in August,2000              4,000,000       4,000        996,000               -              -        1,000,000

  Net loss                                            -           -              -        (799,215)             -         (799,215)
  Foreign currency translation adjustments            -           -              -               -        (41,462)         (41,462)
  Imputed interest on shareholder loans                                     20,983               -                          20,983
                                             ----------     --------    -----------      ----------     ----------       ----------
BALANCE - December 31,2000                   20,000,000    $ 20,000      1,016,983      $ (799,215)    $  (41,462)      $  196,306


FROM JANUARY 1,2001 TO JUNE 30,2001

  Net loss                                           -            -              -        (478,768)             -
  (478,768)
  Foreign currency translation adjustments           -            -              -               -          6,148           6,148
  Imputed interest on shareholder loans                                     11,553                                         11,553
                                            ----------     --------    -----------      ----------     ----------       ----------
BALANCE - June 30,2001                      20,000,000    $  20,000      1,028,536     $(1,277,983)    $  (35,314)      $(264,761)
                                            ==========     ========    ===========      ==========     ==========




                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                    For the Period Ended
                                                 June 30             June 30
                                                   2001                2000
                                               ------------        ------------

 REVENUE                                      $   474,332          $      -

 EXPENSES
    Advertising and promotion                 $    11,174          $      -
    Bad debts                                      18,562                 -
    Bank charges and interest                      25,785             3,423
    General and office                             18,481            10,480
    Insurance                                          36                 -
    Management salaries                            65,180                 -
    Professional fees                             255,325            34,567
    Rent                                           14,678             8,533
    Telephone and communication                   164,322            30,022
    Travel                                            731             1,055
    Wages, commissions and benefits               218,570            13,914
    Amortization                                  160,256            10,070
                                                ----------         ----------

                                              $   953,100         $ 112,064
                                                ----------         ----------
 NET LOSS                                     $  (478,768)        $(112,064)

 OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustment   $     6,148         $  (1,368)
                                                ----------         ----------
 DEFICIT - Beginning of period                $  (799,215)        $       -
 NET LOSS FOR THE PERIOD                         (478,768)         (112,064)
                                                ----------         ----------

 DEFICIT - End of period                      $(1,277,983)        $(112,064)


 LOSS PER COMMON SHARE (Note 7)               $     (0.02)        $   (0.01)
                                                ==========         ==========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                20,000,000         16,000,000
                                               ===========        ===========

                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                                     For the Period Ended
                                                                  June 30             June 30
                                                                    2001                2000
                                                                 ----------          ----------

CASH FROM (USED IN) OPERATIONS

    Net loss                                                    $  (478,768)        $ (112,064)
    Adjustments  to  reconcile  net  loss  to net  cash
     provided  by  operating
        activities:
        Amortization                                                160,256             10,070
        Non-cash imputed interest                                    11,553                  -
    Changes in assets and liabilities relating to operations
        Accounts receivable                                          (6,201)                 -
        Accounts payable and accrued liabilities                    233,123            372,460
        Prepaid and sundry assets                                   (16,912)          (103,146)
                                                                 ------------       -----------

    NET CASH FROM (USED IN) OPERATIONS                           $  (96,949)        $  167,320

 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                   $  (30,465)        $ (463,482)
    Incorporation costs paid                                              -             (3,846)
                                                                 -----------        -----------

    NET CASH USED IN INVESTING ACTIVITIES                        $  (30,465)        $ (467,328)
                                                                 -----------

 CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                                   $        -         $  135,900
    Loan proceeds                                                         -            168,218
    Amounts due from shareholder                                      4,237                  -
    Capital shares issued                                                 -             16,000
                                                                 -----------        -----------

    NET CASH FROM FINANCING ACTIVITIES                           $    4,237         $  320,118

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                         $    6,148         $   (1,368)

 NET INCREASE (DECREASE) IN CASH DURING THE PERIOD               $ (117,029)        $   18,742

 CASH - Beginning of period                                         151,835                  -
                                                                 -----------        -----------

 CASH - End of period                                            $   34,806         $   18,742
                                                                 ===========        ===========

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30,2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


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

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30,2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


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

3.  CAPITAL ASSETS

                                                      Accumulated       Net        Net
                                          Cost       Amortization      2001       2000
                                        ---------  ----------------- --------   --------

    Computer equipment                 $  146,919       $33,249       $113,670   $139,835
    Computer software                      72,867        33,341         39,526     52,355
    Furniture and fixtures                 67,152        10,077         57,075     63,417
    Leasehold improvements                 71,000        10,967         60,033     66,434
    Network communication equipment       852,893       192,814        660,079    738,132
                                       ----------    ----------      ---------  ---------
                                       $1,210,831      $280,448       $930,383 $1,060,173
                                       ==========    ==========      =========  =========

4.  BANK TERM LOAN

    One of the founding shareholders, Mr. Barzakay, arranged for a Canadian Small Business Loan for the company, as part of his initial advance to the company. As the company is liable for the debt and interest repayments, the loan facility has been reflected as long term debt of the company. However, as part of the intial funding agreement with the company, Mr. Barzakay has agreed to reimburse the company annually for all principal and interest payments. The loan is repayable in monthly payments of CDN$4,165 plus interest at the Royal Bank prime rate plus 1.5 percent. The loan matures in March,2005 and is personally guaranteed by Mr. Barzakay. The moneys that are to be reimbursed to the company are included in the amount due from a shareholder. This balance is being offset with salary amounts that have been accrued toward Mr. Barzakay in connection with his management agreement with the company.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30,2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


5.  SHAREHOLDERS' ADVANCES

    The balances due to shareholders are non-interest bearing, however in accordance with generally accepted accounting policies, an interest rate of 7% was imputed in this non arms length arrangement. The imputed interest is charged to operations and credited to stockholders' equity. The individual shareholder advance amounts are as follows:

                  Marilyn Benlolo                          $   301,111
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

Management has also put plans into effect to significantly build the current monthly customer acquisition base to approximately 700. This growth is not expected to materialize until the 3rd or 4th quarter of this year. The customer growth is expected to be accomplished through a planned increase in advertising expenditures in the 3rd quarter, as well as a hiring program for additional staff. If we do not generate sufficient positive cash flow to meet cash requirements, we may, from time to time, seek to raise capital from additional sources, including setting up lines of credit, project specific financings and public or private debt or equity financings. However, there can be no assurance that we will be able to obtain any sort of financing on commercially acceptable terms, if at all.

Management has also detected a discrepency in the initial liability shown as owing to Yuval Barzakay. Although the liability still exists, it is held through a financial institution, under the name of the corporation, as opposed to Yuval Barzakay. This liability is a Canadian government - guarantee small business loan with Yuval Barzakay personally guaranteeing 25% of the original loan balance to the financial institution with the Canadian governemnt guaranteeing the remaining 75% of the original loan balance. Notwithstanding above, Mr. Barzakay entered into an agreement with the Company, whereby Mr. Barzakay is responsible for repaying all principal and interest payments on the loan to Yapalot on an annual basis.

We are a holding company and have no independent operating history other than through Yapalot Communications. Inc.

COMPARISON OF THE PERIOD ENDED JUNE 30, 2001 TO THE PERIOD ENDED JUNE 30, 2000.

During the six months ended June 30, 2001, we maintained our current customer base. No additional gateways were installed during this time. During the six months ended June 30, 2001, we increased our customer contracts by 1,031 subscribers. There are no print or media marketing initiatives at this time, except a small telemarketing initiative to maintain customer loyalty and acquire new customers. Staffing remains unchanged from Q1 2001. Our Q1 cost cutting initiative is working to allow the company to maintain it's present operations while the company is seeking financing. While the company seeks additional financing, only payables integral to maintaining network operations and customer satisfaction are being addressed. The cost cutting initiative that started in Q1 2001 is coherent with current market trends of reducing overhead and streamlining operations towards faster profitability. Many of today's start-up companies are faced with the hard reality that investment banking financing and VC financing is a lot more difficult to come by as these institutions are more reluctant to invest as they have seen the NASDQ and the DOW decline so sharply. Institutions are listening to companies that can demonstrate that they have the resolve to reduce costs, streamline operations, and show a road to profitability sooner than later.

RESULTS OF OPERATIONS

For the 6 months ended June 30, 2001: During the period ended June 30, 2001, we increased our revenue activities, signing customers to contracted revenues amounting to $474,332. Our resulting loss for this period of $478,768 reflects a significant increase in various corporate expenses in the period compared with the prior periods, as operations continue to roll out. This period's loss is largely a result of anticipated costs from professional advisors due to an increase in the need for contract and agreement reviews and the ongoing cost of utilizing the network systems in this period. The net loss for the current period was also affected by the cost of professional legal, accounting and other services during the period, which grew out of our ongoing organizational development to ensure we meet the needs of our current and projected operations. Professional fees amounted to $255,325, an increase of $220,758 or 639% from $34,567 for the corresponding period of the prior year. In addition, we also developed the remaining proportion of our planned staffing level this quarter, resulting in $218,570 of wages and other payroll costs during this period, an increase of $204,656 or 1,471% from $13,914 for the corresponding period of the prior year.

Amortization of capital assets during this period were $160,256, an increase of $150,186 or 1,497% from $10,070 for the corresponding period of the prior year. This represents a significant charge against revenues, due to the increased installation cost of our gateways. Most of our other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

For the cumulative 15 months ended June 30, 2001

For the cumulative period from incorporation, April 6, 2000, to June 30, 2001, we began increasing our contracted revenues to $642,605. Our cumulative net loss of $1,277,983 for the fifteen months ended June 30,2001 is largely a result of anticipated costs of $400,260 from the initial advertising program, as well the development of a significant proportion of our planned staffing level, resulting in administration and sales wages paid out during this cumulative period of $444,554. The net loss for the current cumulative period also reflects the accumulated cost of professional legal, accounting and other services required to ensure our ongoing organizational development meets the needs of our current and projected operations. The accumulated amortization cost of capital assets of $280,448 also represents a significant charge against revenues, due to the cumulative installation cost of our gateways. Most other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the company's Consolidated Financial Statements.

Current assets totaled $79,338 at June 30, 2001 compared to $205,065 at December 31, 2000. The decrease in current assets is attributable to the utilization of cash for additional payments on gateway purchases, maintaining our infrastructure as the business develops, and our acquiring customer service contracts to be collected over the current operating cycle. The current assets are increased in the period by prepaid rental payments and by the net servicing of the Small Business Loan owed by the company, which had been arranged by Yuval Barzakay. Pursuant to his agreement with the Company, Mr. Barzakay is responsible for the principal and interest repayments. During the six months ended June 30, 2001, approximately $66,600 of accrued salary owed to Mr. Barzakay was applied against the principal and interest repayments owed by Mr. Barzakey in connection with the Small Business Loan. At June 30, 2001, we had cash of $34,806 and no short-term deposits. As customers pay for the service by automatic credit card payments, we anticipate an orderly collection of the balance of Accounts Receivable.

As of June 30, 2001, current liabilities totaled $839,623 compared to $634,082 at December 31, 2000. The increase is largely attributable to a reduced level of payments against balances owing under the initial financing terms on the gateway hardware received by us and from an increase in recent professional fees as a result of the increasing amount of contracts and agreements that require legal scrutiny.

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


                                        YAPALOT COMMUNICATIONS HOLDINGS INC.
Dated: September 12, 2001


                                        By  /s/ Yuval Barzakay
                                           -------------------------------------
                                           Yuval Barzakay, Chairman and Chief
                                           Executive Officer