Form 10KSB/A
period 2000-12-31
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-11-14
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 3

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

We generated $168,273 of gross revenues for the fiscal year ended December 31, 2000. As of November 13, 2001, 20,000,000 shares of our Common Stock were outstanding, at a par value of $0.001 per share.

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

EMPLOYEES

At present, we have a total of 9 full-time employees and no part time employees. They are responsible for the construction of the VoIP network, software design and business operations, and customer service.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     INDEX OF EXHIBITS


2.1(1) Articles of Incorporation of Yapalot Communications Holdings Inc.
2.2(1) Bylaws of Yapalot Communications Holdings Inc.
2.3(1) Articles of Incorporation of Yapalot Communications Inc.
2.4(1) Bylaws of Yapalot Communications Inc.
10.1(1)Office Lease Agreement
10.2(2)Clarent Sales and Purchase Order Form
27.1*  Financial Data Schedule
10.3(3)Agreement between Chris Kwon Enterprises and Yapalot Communications, Inc. 10.4(3)Agreement between Appwerx Inc. and Yapalot Communications, Inc. 10.5(3)Agreement between UUNET and Yapalot Communications.
10.6(4) Employment Agreement with Yuval Barzakay

*Filed herein

(1) Incorporated by reference to the respective exhibits filed with Form 10-SB filed on July 27, 2000.

(2) Incorporated by reference to the respective exhibits filed with the 1st Amendment to Form 10-SB filed on September 27, 2000.

(3) Incorporated by reference to the respective exhibits filed with the 3rd Amendment to Form 10-SB filed on December 28, 2000.

(4) Incorporated by reference to the respective exhibits filed with the 2nd Amendment to Form 10-KSB filed on September 12, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           YAPALOT COMMUNICATIONS HOLDINGS INC.
Dated: November 13, 2001

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

Signature                Title                                     Date
----------              -------                                  --------

/s/ Yuval Barzakay    Chairman, Chief Executive Officer,      November 13, 2001
--------------------  President, Principal Financial Officer,
Yuval Barzakay        and Principal Accounting Officer
                      (Principal Executive Officer)


/s/ Albert Kshoznicer Director                                November 13, 2001
---------------------
Albert Kshoznicer

/s/ Alon Barzakay     Director                                November 13, 2001
---------------------
Alon Barzakay

                      YAPALOT COMMUNICATIONS HOLDINGS INC.

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

We conducted our audit in accordance with generally accepted auditing standards in United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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




TORONTO, Canada                                         Weisbrod Goldmacher, LLP
February 16,2001                                        CHARTERED ACCOUNTANTS

Dated June 26,2001 with respect to Note 8

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,2000
                            (Stated in U.S. Dollars)


                                   A S S E T S

 CURRENT
    Cash                                                $     151,835
    Accounts receivable                                         1,248
    Sales taxes receivable                                     27,574
    Due from shareholder (Note 4)                              24,408
                                                         ------------

                                                        $     205,065

 CAPITAL ASSETS (Note 3)                                    1,060,173
                                                         ------------


                                                        $   1,265,238

                              L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities             $    599,603
    Current portion of bank loan (Note 4)                      34,479
                                                         ------------

                                                         $    634,082

 BANK LOAN, Less current portion (Note 4)                     133,739

 SHAREHOLDERS' ADVANCES (Note 5)                              301,111
                                                         ------------

                                                         $  1,068,932
                                                         ------------
                              SHAREHOLDERS' EQUITY

 SHARE CAPITAL ISSUED AND PAID UP (Note 6)               $     20,000
 CAPITAL IN EXCESS OF PAR VALUE                             1,016,983
 CUMULATIVE FOREIGN TRANSLATION ADJUSTMENT                   (41,462)
 DEFICIT                                                    (799,215)
                                                         ------------

                                                         $    196,306
                                                         ------------

                                                         $  1,265,238
                                                         ============

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                    FROM DATE OF INCORPORATION, APRIL 6,2000,
                               TO DECEMBER 31,2000
                            (Stated in U.S. Dollars)



 REVENUE                                                         $     168,273
                                                                 -------------


 EXPENSES
    Advertising and promotion                                    $     389,086
    Bank charges and interest                                           40,962
    General and office                                                  59,924
    Insurance                                                            5,862
    Professional fees                                                  161,182
    Rent                                                                24,892
    Telephone and communication                                        223,359
    Travel                                                              20,411
    Wages, commissions and benefits                                    226,960
    Amortization                                                       120,192
    Less: Gain on foreign exchange                                   (305,342)
                                                                 -------------

                                                                 $     967,488


 NET LOSS                                                        $   (799,215)
                                                                 -------------

 OTHER COMPREHENSIVE LOSS
    Foreign currency translation adjustment                      $    (41,462)
                                                                 -------------


 DEFICIT - Beginning of period                                   $          -

 NET LOSS FOR THE PERIOD                                             (799,215)
                                                                 -------------


 DEFICIT - End of period                                         $   (799,215)
                                                                 =============



 LOSS PER COMMON SHARE (Note 7)                                  $      (0.05)
                                                                 =============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               17,529,412
                                                                 =============


                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FROM DATE OF INCORPORATION, APRIL 6,2000,
                               TO DECEMBER 31,2000
                            (Stated in U.S. Dollars)

                                                                                                     Accumulated
                                                 Common Shares         Capital in                       Other
                                                           Paid up      Excess of    Accumulated    Comprehensive
                                             Number        Amount       Par Value      Deficit          Loss          Total
                                            --------      ----------   -----------  -------------   -------------    -------

 ISSUE OF COMMON SHARES
    Founder shares issued at inception      16,000,000  $     16,000  $        -      $     -         $     -        $   16,000
    Shares issued in current fiscal period   4,000,000         4,000     996,000            -               -         1,000,000

 Net loss                                            -             -           -     (799,215)              -          (799,215)

 Foreign currency translation adjustment             -             -           -            -         (41,462)          (41,462)

 Imputed interest on shareholder loans                                    20,983                            -            20,983
                                           -----------     ---------   ---------     ---------        --------        ---------
 BALANCE - End of period                    20,000,000  $     20,000 $ 1,016,983     $(799,215)      $(41,462)       $  196,306
                                           ===========     =========   =========     =========        ========        =========


                             See accompanying notes.

                     YAPALOT COMMUNICATIONS HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FROM DATE OF INCORPORATION, APRIL 6,2000,
                               TO DECEMBER 31,2000
                            (Stated in U.S. Dollars)



CASH FROM (USED IN) OPERATIONS

    Net loss                                                      $    (799,215)
    Adjustments to reconcile net loss to net cash provided
    by operating activities:
           Amortization                                                 120,192
           Non-cash imputed interest on loans                            20,983
    Changes in assets and liabilities relating to operations
        Accounts receivable                                             (1,248)
        Accounts payable and accrued liabilities                        572,029

    NET CASH USED IN OPERATIONS                                  $     (87,259)
                                                                 --------------


 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                   $  (1,180,365)
                                                                 --------------


 CASH FROM (USED IN) FINANCING ACTIVITIES

    Advances from shareholders                                   $      301,111
    Bank loan proceeds                                                  168,218
    Amounts due from shareholder                                       (24,408)
    Proceeds from capital shares issued                               1,016,000
                                                                 --------------

    NET CASH FROM FINANCING ACTIVITIES                           $    1,460,921
                                                                 --------------


 EFFECT OF EXCHANGE RATE CHANGES ON CASH                         $     (41,462)
                                                                 --------------



 NET INCREASE IN CASH DURING THE PERIOD                          $      151,835


 CASH - Beginning of period                                           -
                                                                 --------------


 CASH - End of period                                            $      151,835
                                                                 ==============


                             See accompanying notes

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


3.  CAPITAL ASSETS
                                                   Accumulated        Net
                                          Cost     Amortization      2000
                                         ------   --------------    ------

    Computer equipment               $  152,562    $   12,727      $139,835
    Computer software                    72,522        20,167        52,355
    Furniture and fixtures               67,152         3,735        63,417
    Leasehold improvements               70,346         3,912        66,434
    Network communication equipment     817,783        79,651       738,132

                                     $1,180,365    $  120,192    $1,060,173

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

        Marilyn Benlolo                                       $   301,111
                                                                ==========

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,2000
                            (Stated in U.S. Dollars)


6.  SHARE CAPITAL

    Authorized
          50,000,000   Common shares at $.001 par value
    Issued and paid up
          20,000,000   Common shares at $.001 par value               $  20,000
                                                                       =========

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