Form 10QSB
period 2001-09-30
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2001-11-19
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30,2001

                                       OR

(   )Transition  Report  pursuant  to  Section  13 or 15 (d) of the  Securities
     Exchange Act of 1934

                         Commission File Number: 0-28514


                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

       DELAWARE                                                 98-0160284
------------------------------                            ----------------------
(State or Other Jurisdiction                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


             4884 Dufferin Street, Unit 1, Toronto, Ontario M3H 5S8
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:     416-736-8882
                                                   --------------

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of Common Stock, par value $0.001 per share were outstanding as of November 19, 2001.

                                      INDEX


                                                                          PAGE
                                                                         -------

Part I. FINANCIAL INFORMATION                                                 3

  Item 1.  Financial Statements                                               3

    Consolidated Balance Sheet as of September 30, 2001                       4

    Interim Consolidated Statement of Operations for the period ended September 30, 2001 and from date of inception to September
    30, 2000                                                                  5

    Interim Consolidated Statement of Changes in Shareholders'
    Equity for the nine month period ended September 2001
    and from date of inception to December 31, 2000                           6

    Interim Consolidated Statement of Cash Flows for the period ended
    September 30, 2000  and from date of inception to September 30, 2000      7

    Notes to Interim Consolidated Financial Statements                    8 - 9

  Item 2.  Management's Discussion and Analysis or Plan of Operation         11

Part II.  Other Information

  Item 5. Other Information                                                  12

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                               September 30    December 31
                                                                   2001           2000
                                                               -------------   ------------

                                   A S S E T S

 CURRENT
    Cash                                                   $       2,536    $       151,835
    Accounts receivable                                           49,618              1,248
    Sales taxes receivable                                             -             27,574
    Due from shareholder (Note 4)                                 30,459             24,408
    Prepaid and sundry                                             9,687                  -
                                                           -------------    ---------------

                                                           $      92,300    $       205,065

 CAPITAL ASSETS (Note 3)                                         862,686          1,060,173
                                                           -------------    ---------------


                                                           $      954986    $    $1,265,238
                                                           =============    ===============

                              L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities               $     781,933    $       599,603
    Current portion of bank term loan (Note 4)                    34,479             34,479
                                                           -------------    ---------------

                                                           $     816,412    $       634,082

 BANK TERM LOAN, Less current portion (Note 4)                    79,267            133,739

 SHAREHOLDERS' ADVANCES (Note 5)                                 301,111            301,111
                                                           -------------    ---------------

                                                           $   1,196,790    $     1,068,932
                                                           -------------    ---------------

                              SHAREHOLDERS' DEFICIT

 SHARE CAPITAL ISSUED AND PAID UP (Note 6)                 $      20,000    $        20,000
 CAPITAL IN EXCESS OF PAR VALUE                                1,033,806          1,016,983
 CUMULATIVE TRANSLATION ADJUSTMENT                               (37,989)           (41,462)
 DEFICIT                                                      (1,257,621)          (799,215)
                                                           -------------    ---------------

                                                           $    (241,804)    $      196,306
                                                           -------------    ---------------

                                                           $     954,986    $     1,265,238
                                                           =============    ===============

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                                            For the Period Ended
                                                                      September 30    September 30
                                                                          2001           2000
                                                                      -------------   -------------



 REVENUE                                                            $     660,706    $     17,523
                                                                    -------------    ---------------


 EXPENSES
    Selling, general and administrative expenses                    $     862,273    $    406,208
    Bank charges and interest                                              28,887          16,463
    Amortization                                                          227,952          34,909
                                                                    -------------    ---------------

                                                                    $   1,119,112    $    457,580
                                                                    -------------    ---------------


 NET LOSS                                                           $   (458,406)    $   (421,823)
                                                                    -------------    ---------------


 OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustment                         $       3,473    $         -
                                                                    -------------    ---------------


 DEFICIT - Beginning of period                                      $   (799,215)    $         -

 NET LOSS FOR THE PERIOD                                                (458,406)       (421,823)
                                                                    -------------    ---------------

 DEFICIT - End of period                                            $ (1,257,621)    $  (421,823)
                                                                    =============    ===============



 LOSS PER COMMON SHARE (Note 7)                                     $      (0.02)    $     (0.03)
                                                                    =============    ===============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                  20,000,000     16,179,774
                                                                    =============    ===============

                            See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                            (Stated in U.S. Dollars)



                                                                                                      Accumulated
                                                Common Shares          Capital in                         Other
                                                          Paid Up      Excess of      Accumulated    Comprehensive
                                            Number        Amount       Par Value        Deficit          Loss            Total
                                           --------      ---------    ------------   -------------  ---------------    ----------

FROM INCEPTION TO DECEMBER 31, 2000

  ISSUE OF COMMON SHARES
    Founder shares issued at inception    16,000,000    $  16,000             -         $     -         $     -        $   16,000
    Shares issued in August,2000           4,000,000        4,000       996,000               -               -         1,000,000

  Net loss                                         -            -             -        (799,215)              -          (799,215)

  Foreign currency translation adjustments         -            -             -               -         (41,462)          (41,462)
  Imputed interest on shareholder loans                                  20,983                                            20,983

BALANCE - December 31, 2000               20,000,000    $  20,000     1,016,983       $(799,215)       $(41,462)       $  196,306


FROM JANUARY 1, 2001 TO September 30, 2001

  Net loss                                         -            -             -        (458,408)              -          (458,406)

  Foreign currency translation adjustments         -            -             -               -           3,473             3,473
  Imputed interest on shareholder loans                                  16,823                                            16,823

BALANCE - September 30, 2001              20,000,000    $  20,000     1,033,806     $(1,257,621)   $    (37,989)       $ (241,804)


                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                                    For the Period Ended
                                                             September 30         September 30
                                                                  2001                2000
                                                             --------------      --------------

CASH FROM (USED IN) OPERATIONS

    Net loss                                                   $  (458,406)    $     (421,823)
    Adjustments to reconcile net loss to net cash provided
    by operating activities:
        Amortization                                                227,952            34,909
        Non-cash imputed interest                                    16,823                 -
    Changes in assets and liabilities relating to operations
        Accounts receivable                                        (48,370)                 -
        Accounts payable and accrued liabilities                    182,330           288,337
        Prepaid and sundry assets                                    17,887            (7,427)
                                                               ------------    ---------------

    NET CASH FROM (USED IN) OPERATIONS                         $   (61,784)    $      106,004
                                                               ------------    ---------------


 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                 $   (30,465)    $     (659,355)
    Incorporation costs paid                                             -             (3,845)
                                                               ------------    ---------------

    NET CASH USED IN INVESTING ACTIVITIES                      $   (30,465)    $     (663,200)
                                                               ------------    ---------------


 CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                                 $        -     $       471,587
    Loan proceeds                                                 (54,472)
    Amounts due from shareholder                                   (6,051)                  -
    Capital shares issued                                               -           1,016,000
                                                               ------------    ---------------

    NET CASH FROM (USED IN) FINANCING ACTIVITIES               $  (60,523)    $     1,487,587
                                                               ------------    ---------------


 EFFECT OF EXCHANGE RATE CHANGES ON CASH                       $    3,473     $      (111,675)
                                                               ------------    ---------------



 NET INCREASE (DECREASE) IN CASH DURING THE PERIOD             $ (149,299)    $       606,708


 CASH - Beginning of period                                       151,835                   -
                                                               ------------    ---------------


 CASH - End of period                                          $   2,536      $       605,277
                                                               ============    ===============

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30,2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


The financial information for the period ended September 30, 2001 presented in this Form 10-QSB has been prepared from accounting records of Yapalot Communications Holdings Inc. (the "Company") without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this interim period. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for a full year.


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

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30,2001
                                  (Unaudited)
                            (Stated in U.S. Dollars)


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


3.  CAPITAL ASSETS
                                                Accumulated     Net        Net
                                       Cost    Amortization    2001       2000
                                      ------  --------------  ------     ------

    Computer equipment             $ 146,919     $41,774     $105,145  $ 139,835
    Computer software                 72,867      53,104       19,763     52,355
    Furniture and fixtures            67,152      12,931       54,221     63,417
    Leasehold improvements            71,000      14,518       56,482     66,434
    Network communication equipment  852,893     225,818      627,075    738,132


                                  $1,210,831    $348,145    $ 862,686 $1,060,173


4.  BANK TERM LOAN

    One of the founding shareholders, Mr. Barzakay, arranged for a Canadian Small Business Loan for the Company, as part of his initial advance to the Company. As the Company is liable for the debt and interest repayments, the loan facility has been reflected as long term debt of the Company. However, as part of the intial funding agreement with the Company, Mr. Barzakay has agreed to reimburse the Company annually for all principal and interest payments. The loan is repayable in monthly payments of CDN$4,165 plus interest at the Royal Bank prime rate plus 1.5 percent. The loan matures in March,2005 and is personally guaranteed by Mr. Barzakay. The moneys that are to be reimbursed to the Company are included in the amount due from a shareholder. This balance is being offset with salary amounts that have been accrued toward Mr. Barzakay in connection with his employment agreement with the Company.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

This report contains statements that are not historical facts which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. The Company's results involve risks and uncertainties that could cause actual to differ from projected results. Such statements address activities; events or developments that we expect, believe, project, intend or anticipate will or may occur, including such matters as future capital, business strategies, expansion and growth of our operations and future net cash flows. Factors that could cause actual results to differ materially are described throughout this statement. Cautionary disclosures include, among others: general economic conditions, the markets for and market price of our services, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance. We disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events, other than as required by law.

Overview

We are a Voice Over IP telecommunications Company whose objective is to create shareholder value by developing operations and proprietary assets that generate sustainable revenues and which yield long-term growth potential. Our operations are located primarily in North America.


During the next few years, we expect to continue to implement our growth strategy. Our growth strategy includes a global deployment of the Yapalot Network through the following: (i) allow us to gain strategic position by deploying Network Gateways in different parts of the world, (ii) improve asset productivity, and (iii) improve growth potential in both emerging technologies and key targeted vertical market sectors. To increase market share, we may also attempt to acquire key competitors, as well as companies and assets that may have important products and synergies with our existing operations and products. Previous filings have talked about a franchise program. This program has not materialized and as such the services of Michael Seruya were not utilized.

Significant Developments

For the fiscal period ended September 30, 2001, we completed the launch of ten initial gateways at a cost of $1,000,000. We have delayed the launch of the previously proposed 22 additional gateways pending adequate financing of approximately $2,500,000. The ten initial gateways were financed using the private funds of our founding shareholders. We believe that we will generate sufficient positive cash flow from operations to meet operating requirements. This belief is founded on our current customer base revenue stream. Yapalot may acquire Clarent equipment at reduced prices and favorable installment payment terms on each Gateway, which will allow for future development.

Management has also put plans into effect to significantly build the current monthly customer acquisition base to approximately 700. This growth is not expected to materialize until Q2 2002. The customer growth is expected to be accomplished through a planned increase in advertising expenditures in the 1st quarter, as well as a hiring program for additional staff. The Company had entered into a merger agreement with Internet VIP but as of November 13, 2001, management of Internet VIP has decided not to proceed with the merger. If Yapalot does not generate sufficient positive cash flow to meet cash requirements, we may, from time to time, seek to raise capital from additional sources, including setting up lines of credit, project specific financings and public or private debt or equity financings. However, there can be no assurance that we will be able to obtain any sort of financing on commercially acceptable terms, if at all. 10

We are a holding Company and have no independent operating history other than through Yapalot Communications. Inc.

COMPARISON OF THE PERIOD ENDED SEPTEMBER 30, 2001 TO THE PERIOD ENDED SEPTEMBER 30, 2000.

During the nine months ended September 30, 2001, we maintained our current customer base. No additional gateways were installed during this time. During the nine months ended September 30, 2001, we increased our customer contracts by 1,056 subscribers. There are no print or media marketing initiatives at this time, except a small telemarketing initiative to maintain customer loyalty and acquire new customers. Staffing remains unchanged from Q1 2001. Our Q1 cost cutting initiative is working to allow the Company to maintain its present operations while the Company is seeking financing. While the Company seeks additional financing, only payables integral to maintaining network operations and customer satisfaction are being addressed. The cost cutting initiative that started in Q1 2001 is coherent with current market trends of reducing overhead and streamlining operations towards faster profitability. Many of today's start-up companies are faced with the hard reality that investment banking financing and VC financing is a lot more difficult to come by as these institutions are more reluctant to invest as they have seen the NASDAQ and the DOW decline so sharply. Institutions are listening to companies that can demonstrate that they have the resolve to reduce costs, streamline operations, and show a road to profitability sooner rather than later.

RESULTS OF OPERATIONS

For the 9 months ended September 30, 2001: During the period ended September 30, 2001, we increased our revenue activities, signing customers to contracted revenues amounting to $660,706. Our resulting loss for this period of $458,406 reflects a nominal decrease in various corporate expenses in the period compared with the prior periods, as operations continue to roll out. This period's loss is largely a result of anticipated costs from professional advisors due to an increase in the need for contract and agreement reviews and the ongoing cost of utilizing the network systems in this period.

For the cumulative 18 months ended September 30, 2001

Our cumulative net loss of $1,257,621 for the eighteen months ended September 30, 2001 is largely a result of anticipated costs of $400,260 from the initial advertising program, as well the development of a significant proportion of our planned staffing level, resulting in administration and sales wages paid out during this cumulative period of $505,457. The net loss for the current cumulative period also reflects the accumulated cost of professional legal, accounting and other services required to ensure our ongoing organizational development meets the needs of our current and projected operations. The accumulated amortization cost of capital assets of $348,145 also represents a significant charge against revenues, due to the cumulative installation cost of our gateways. Most other expenses have developed rather normally during this period, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the Company's Consolidated Financial Statements.

Current assets totaled $92,300 at September 30, 2001 compared to $205,065 at December 31, 2000. The decrease in current assets is attributable to the utilization of cash for additional payments on gateway purchases, maintaining our infrastructure as the business develops, and our acquisition of customer service contracts to be collected over the current operating cycle. The current assets are increased in the period by prepaid rental payments and by the net servicing of the Small Business Loan owed by the Company, which had been arranged by Yuval Barzakay. Pursuant to his agreement with the Company, Mr. Barzakay is responsible for the principal and interest repayments. During the nine months ended September 30, 2001, approximately $96,150 of accrued salary owed to Mr. Barzakay was applied against the principal and interest repayments owed by Mr. Barzakay in connection with the Small Business Loan. At September 30, 2001, we had cash of $2,536 and no short-term deposits. As customers pay for the service by automatic credit card payments, we anticipate an orderly collection of the balance of Accounts Receivable.

As of September 30, 2001, current liabilities totaled $816,412 compared to $634,082 at December 31, 2000. The increase is largely attributable to a reduced level of payments against balances owing under the initial financing terms on the gateway hardware received by us and from an increase in recent professional fees as a result of the increasing amount of contracts and agreements that require legal scrutiny.

Our operations are carried out in Canadian dollars. Our reporting currency is in United States dollars. As indicated in the notes to this financial information, any translation adjustment to the reporting currency would be included in equity.

                           PART II. OTHER INFORMATION

Item 5. Other Information

The Company had entered into a merger agreement with Internet VIP but as of November 13, 2001, management of Internet VIP has decided not to proceed with the merger.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            YAPALOT COMMUNICATIONS HOLDINGS INC.


Dated: November 19, 2001

                                       By  /s/ Yuval Barzakay
                                          --------------------------------------
                                               Yuval Barzakay, Chairman and
                                               Chief Executive Officer