Form 10KSB
period 2001-12-31
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2002-04-01
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                      for the year ended December 31, 2001

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

  Registrant's telephone number, including area code: 416-663-9700

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

We generated $863,907 of gross revenues for the fiscal year ended December 31, 2001. As of March 31, 2002, 20,000,000 shares of our Common Stock were outstanding, at a par value of $0.001 per share.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                         ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
           Signatures
           Financial Statements                                             F-1

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Yapalot Communications Holdings Inc. was incorporated on April 6, 2000 under the laws of Delaware to deploy and market a global Internet Protocol ("IP") telecommunications network. Yapalot is the holding company for its wholly-owned subsidiary, Yapalot Communications Inc. which was incorporated under the laws of Canada on March 8, 2000. Yapalot Communications Holdings Inc. and Yapalot Communications Inc. are referred to as a single entity throughout this document as "Yapalot", "we" or "us". We specialize in voice communication solutions over an IP network our network of computers around the world allows for voice telecommunications over the Internet. We do this by moving packets of information from one place to another over our IP network that we have deployed and now manage. Voice traffic travels into our network from our customer's telephones, we "packetize" (digitize the sound into small data packets) them, send them over our IP network to the destination that the customer dialed, and then we "unpackatize" them when they reach the destination. The final result is a telephone call over an IP network or Voice over IP ("VoIP").

Our Network Operations Center ("NOC") at our head office in Toronto, Canada manages the network. The NOC continually monitors network performance, and trouble-shoots incidences. Two personnel control the NOC at all times to facilitate a rapid response to network issues. Our NOC staff, led by Mr. James Tetaka, has been instrumental in the smooth operation of our network.

The long distance market is highly competitive, with numerous competitors of varying sizes. The principal methods of competition are price, advertising, promotion and quality. In all of our products and services Yapalot competes not only with other widely advertised services, but also with private label resellers that generally sell at lower prices. We presently have approximately 1,852 customers.

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

Network Growth

In order to expand our reach, we must deploy network servers around the world and manage them. Initially, we began providing flat rate long distance service in July 2000 to eighteen countries around the world. In August of 2000, we expanded service to over 200 countries around the world. In 2001 we did not deploy any additional network servers and in some cases have redeployed as a cost cutting measure to territories that were unprofitable. These areas included Miami, Greece, Italy and Hong Kong. In these areas of redeployment we have entered into agreements with other carriers to deliver our traffic. We collocate (house) each of our network servers in a suitable housing facility in a country or city. These facilities are accessible to our staff 24 hours a day, 7 days a week. Our choice of collocation vendors is a key solution to our present and future growth potential. These vendors hold more than 200 collocation facilities around the world. They were selected because of their global reach, which means that we can deploy additional network servers around the world relatively quickly and unencumbered by the difficult task of having to find suitable real estate. We have executed three-year renewable contracts with each vendor. These temperature-controlled facilities house our computers, network servers, digital and analog phone lines, routers and other equipment in a rack-mounted configuration.

Approved Agents and Master Dealers

We have already taken steps to expand to other countries, and have aligned ourselves with vendors such as UUNET because they have a substantial global real-estate presence to house our network equipment.

The other way we plan to grow internationally is via distribution using Yapalot Approved Agents. The response from interested Approved Agents has been overwhelming with over 200 inquiries to date received from Agents around the world through our web site. Approved Agents will sell Yapalot services in their countries and promote the Yapalot name. The cost to the Agent is $80,000 and is non-exclusive. We also have a Master Dealer program, which costs $500,000 and gives exclusive distribution rights to the person or company for a specific territory, i.e. State, Province, or small country to sell Yapalot services and set up new Approved Agents.

To date, no Approved Agents or Master Dealers have been established.

APPROVED AGENTS- This relationship will require the Approved Agent to pay us an initial fee of $80,000. The Agent is responsible to hire and train sales staff to successfully sell and promote our services. This relationship is non-exclusive and we have the right to sell more agencies in any location. The Approved Agent is responsible for any and all costs associated with operating his business and promoting our services. We furnish to the Approved Agent marketing materials such as brochures, as may be required from time to time to help promote our services. The purpose of the fee is to allow the Approved Agent access to sell subscriptions to the Yapalot network. For each subscription, the Approved Agent receives residual commissions from us equal to 50% of the Monthly Service Fee ("MSF") that we bill to the customer.

MASTER DEALER- This relationship will assign the Master Dealer an exclusive territory, such as a country, state or province, to promote and sell our Approved Agencies. The cost is $500,000 and this arrangement assures the Master Dealer that we will not set up distribution or Approved Agents in a specific territory. For each Approved Agency that the Master Dealer sells in his territory the master dealer earns 60% of the initial Approved Agent fee and an ongoing 5% of all MSF generated by the Approved Agent in that territory. The Master Dealer may also operate his own Approved Agent locations under the same terms as the Approved Agent. Essentially, the Master Dealer is a Yapalot sales representative with an exclusive territory to develop and sell our Approved Agencies for $80,000 each.

UNLIMITED LONG DISTANCE

We promote our unlimited long distance package using a variety of media that include print, television and radio advertising in the Toronto market. Customers simply choose the destination they call the most and for $50 per month they can talk as long as they want from their home phone or cell phone. If a customer in Toronto wished to call Los Angeles, he can select that destination and for $50 per month he can talk as long as he wants to the State of California. The U.S. destinations are broken down by state and in Canada by Province, but for most of Europe it is by individual country. Therefore, the cost is $50 per month for Italy, Israel, France, Norway and each of the individual states. More countries are being added as our network grows. We have elected to promote our unlimited package because our competitors are constantly promoting per minute rates. Our customers never have to count minutes and they talk as long as they want for one low rate to the destination of their choice (Provided that we offer service to the destination they choose).

OUR CUSTOMERS

Consumers

Initially we are marketing our long distance services to consumers that have a strong ethnic diversity. We began by offering Unlimited Long Distance to Israel from Toronto by appealing to this ethnic group, which has a strong attachment to their homeland and family. Each global destination is targeted to an ethnic group or corporate need for a particular destination. The primary marketing vehicle for this segment is radio, print and TV. We have produced television and radio commercials that aired regularly in 2000 and Q1 of 2001. We did not air these commercials during the remainder of 2001 due to our cost cutting initiatives. Corporate

By capitalizing on our consumer offering, we have now assembled a corporate sales team of seven personnel including a corporate sales manager. They have begun prospecting and promoting our corporate product offering that also includes unlimited long distance. We anticipate that this sales team will grow to approximately 20 representatives by the first quarter of 2002. The team's primary focus is to prospect small to medium sized businesses and create tailor-made long distance packages. The team will be able to capitalize on marketing efforts already in the marketplace, which has created awareness and brand recognition of the Yapalot name.

Pre-Paid

Yapalot produces pre-paid long distance cards for several companies in Canada. These cards are privately labeled for our clients and do not show the Yapalot brand anywhere. Our pre-paid offer is different from traditional pre-paid cards marketed by competitors. Rather than offer our customers the same or slightly lower per minute rates, our prepaid cards are time-sensitive and offer unlimited long distance for a specific period of time to a selected destination. For example: (1)A customer may walk into a variety store, (2) purchases a thirty day card, (3) he then calls the activation number on the back of the card, (4) the computer generated voice response system ("IVR") prompts him to enter his card number (5) then prompts him to select the destination. Once the destination is selected by the customer, the card is activated by the IVR and is valid for unlimited calling for thirty days to the selected destination. At the present time, we have secured distribution of our prepaid cards through 3,000 retail outlets in Ontario formalized by a card distribution agreement with Chris Kwon Enterprises for a period of five years.

Wholesale

We are able to wholesale minutes to other long distance companies and carriers around the world. We have competitive rates and are therefore able to sell minutes to many long distance companies and pre-paid telephone card companies. In 2001 we did not wholesale minutes, but we anticipate that sales will commence by Q3 of 2002.

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

We contracted with Appwerx in May 2000 to develop the PC to phone solution. A contract has been executed that will allow Yapalot to own the software once it is completed. The project has been completed. The software allows our customers to make free calls using a PC to any phone through a graphical interface that will be a picture of a phone.

Our purpose is to provide flexible long distance voice and data solutions to consumers and businesses by attempting to achieve the following:

o Provide flat rate long distance packages;

o Prepaid card service;

o Post paid billing scenario;

o Free long distance calls: PC to phone;

o Corporate long distance solutions;

o Corporate global voice mail;

o International conferencing; and

o Global fax.

During 2001, we were focused on customer retention and service quality. In the midst of a shrinking advertising budget, we had to focus on keeping our customers and making sure they were happy, while at the same time increasing revenues. We have the potential to sell flat rate long distance service subscriptions in all of the countries available on the Yapalot network. Subscriptions worldwide areset up and managed by our customer service center located in Toronto, Canada, through our inbound call center or through our website.

YAPALOT'S VOIP NETWORK

Our VoIP network was developed using hardware (gateways) manufactured by Clarent Corporation and software either manufactured by Clarent or proprietary. We co-located our gateways with UUNET, a company which specializes in data solutions and server location facilities for global companies, by positioning our gateways, also known as points of presence, in specific countries in rental space provided by UUNET. We purchased Internet bandwidth from UUNET that can carry all data between our gateways to avoid data being carried over public Internet service. Once our gateway is in place it is linked via the Internet to other gateways owned and operated by Yapalot. The software is responsible for routing all telephone, fax and video transmissions from gateway to gateway and then terminating them through a PRI (regular telephone line). Our initial deployment of 10 gateways in eight different countries has a one time cost of $1,000,000 including installation, training and software. We anticipate an additional fixed cost of $100,000 per gateway and an ongoing cost of $4,000 per gateway to add an additional city to our network. Our global expansion from a hardware standpoint is $100,000 per site. Ten gateways were installed in 2000 and no additional gateways were purchased in 2001.

YAPALOT'S PRODUCTS

In North America our services spread across two major markets: consumer and corporate. Both markets are enticed by promotional marketing initiatives and an outbound sales team.

We provide an inbound call center located in Toronto. International customers will subscribe to our service via e-commerce on our website or contact their local Yapalot representative to subscribe via phone.

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

An increasing number of competitors must find ways to effectively create revenue by attracting clients at lower rates and providing new services. The competition in North America and many parts of Europe has led to the decline in profit margins. Bell Canada owns the phone switches and cables, but with deregulation must wholesale airtime to AT&T, Sprint, and now Telus who resell to Canadian consumers. Other wholesalers also have entered the market and are repackaging in the form of Prepaid Cards, and domestic flat rate service like London Telecom. All of these companies ultimately rely on Bell who owns the network.

According to a March 2000 Probe Research, Inc. report, VoIP telecommunication traffic is expected to reach 611 billion minutes by 2005. Revenue to VoIP suppliers is expected to also reach $24.7 billion by 2005. We plan to construct and deploy a new sophisticated network from the ground up. This VoIP network is intended to bypass Bell and any regulatory body by accessing the unregulated Internet IP network, hence Voice over IP. At present, the Internet is unregulated as to content, volume and distribution. Any regulation being discussed for future consideration by Congress concerns elements of adult content, freedom of speech and taxation on goods sold. Individual states are addressing the issue of taxation. We use the internet as a conduit to transfer data. Although we do not anticipate that Congress will pass legislation to regulate data transfer of this type, any taxation that may be imposed on this use will be passed on to our customers. Our ability to pass taxes on to our customers will depend on the size of any taxes imposed. Should regulations be passed, our business model will not change.

This is a new and emerging technology. We are not the first company to market voice over the Internet. Companies such as Net2Phone and DialPad.com have each launched discounted internet calls from a personal computer ("PC"). This requires the customer to use a PC to place a long distance call. Our services do not require the customer to use a PC. Instead, we route internet voice calls from any standard telephone to any standard telephone. We have built a private digital network by networking computers internationally in multiple countries. These computers are linked via a dedicated Internet "pipe" thus creating the Yapalot Global Private Network ("YGPN") that consists of computer servers around the world. We use this network to convert analog voice signals from our customers telephone to digital data that we transfer from one PC to the next across the globe. Therefore, our customers are able to make a phone call over the internet without the use of their PC. Their phone becomes a conduit to voice transfer over the internet. We anticipate that future Internet related services will soon be available like Internet Fax and Internet Conference Calls without the use of a PC or specially equipped phone.

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

It appears that our business is one with low barriers to entry and no patented technology. Therefore, if our business model is a success, we may face so much competition, that there is no guarantee of long or medium term success.

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

EMPLOYEES

At present, we have a total of 9 full-time employees and no part-time employees. They are responsible for the construction of the VoIP network, software design and business operations, and customer service.

ITEM 2. PROPERTIES

We lease offices at 4884 Dufferin Street, Unit 1, Toronto, Ontario, Canada M3H 5S8. The 5,000 square foot facility is occupied pursuant to a five year lease that commenced on April 1, 2000 with an option to renew for an additional five years. The monthly rental is $4,083.00 per month including taxes, maintenance and insurance.

The headquarters were designed as an open concept, forty employee facility with the capacity to oversee and manage worldwide operations, handle customer service and support, house sales and marketing staff, conduct billing and offer a retail sales outlet. Management believes these facilities are adequate for our current needs and anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

We are currently engaged in legal proceedings with one of the founding members, Marilyn Benlolo. Ms. Benlolo is seeking $925,000 in relief, compensation and punitive damages for alleged misrepresentation and breach of contract pertaining to her initial investment in Yapalot. We have filed a counterclaim in the amount of $12 million against Marilyn Benlolo for damages pertaining to her role as Director and Chief Operating Officer. The Company's causes of action relate to Ms. Benlolo's allowance and/or authorization of the involvement of her sons to the detriment of the Company. The Company believes that Ms. Benlolo's actions and conduct amount to gross negligence in her duties, failure to properly exercise control and the failure to restrain from delegating or restricting her sons involvement with the Company. Although, management believes that this litigation will not have a material or adverse effect on our business operations as it is vigorously defending this action, because of the uncertainty involved in such litigation, management is unable to predict the outcome.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 31, 2002, we had 20,000,000 shares of common stock issued and outstanding.

During August and September 2000, we conducted an offering pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby we sold 4 million shares of common stock at $.25 per share to raise $1 million dollars for working capital.

As of March 31, 2002 there were 76 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. There is no public trading market for our securities.

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

Significant Developments

For the fiscal year ended December 31, 2001, we completed the launch of ten initial gateways at a cost of $1,000,000. The ten initial gateways were financed using the private funds of our founding shareholders. We believe that we will generate sufficient positive cash flow from operations to meet operating requirements. This belief is founded on our current revenue streams. Management has also put plans into effect to significantly build the current monthly customer acquisition base from 450 to approximately 700 new customers per month. This latter growth is expected to be accomplished through a planned increase in advertising expenditures and the hiring of additional sales staff early in the new year. If we do not generate sufficient positive cash flow to meet cash requirements, we may, from time to time, seek to raise capital from additional sources, including setting up lines of credit, project specific financings and public or private debt or equity financings. However, there can be no assurance that we will be able to obtain any sort of financing on commercially acceptable terms, if at all.

To achieve our business plan to date, we have hired a total of 9 full time employees comprised of customer service, administration, marketing and network operations employees.

We are a holding company and have no independent operating history other than through Yapalot Communications Inc. Expenses for the period ended December 31, 2000 represent consolidated costs since inception.

RESULTS OF OPERATIONS


Period April 6, 2000 (Inception) to December 31, 2000 compared to Year Ended December 31, 2001

For the year ended December 31, 2001, we increased our revenue to $863,907 from $168,273 for the period from April 6, 2000 (Inception) through December 31, 2000. The increase is attributed to growing sales and customer retention.

Selling, general and administrative expenses increased from $806,334 for the period from April 6, 2000 (Inception) through December 31, 2000 to $$1,024,540 for the year ended December 31, 2001. The increase in selling, general and administrative expenses was due to the increased operations and a full year. The amortization cost of capital assets for the year ended December 31, 2001 was $276,181 compared to $120,192 for the period from April 6, 2000 (Inception) through December 31, 2000. The increase represents a significant charge against revenues, due to the cumulative installation cost of our gateways. Most of our other expenses have developed rather normally, considering our increased infrastructure requirements as we continue to develop our client base and resulting operating costs.Net loss for the year ended December 31, 2001 was $467,286 compared with a loss of $799,215 for the period from April 6, 2000 (Inception) through December 31, 2000. The decrease is largely attributed to the increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the Company's Consolidated Financial Statements set forth in Part III hereto.

At December 31, 2001, we had cash of $$5,607 and a working capital deficit of $690,672 as compared to cash of $151,835 at December 31, 2000 and a working capital deficit of $429,017. Current assets totaled $21,497 at December 31, 2001 compared to $9 %205,065 at December 31, 2000. The decrease is attributable to the utilization of cash maintaining our infrastructure as the business develops, our acquiring customer service contracts to be collected over the current operating cycle and increased accounts payable and accrued liabilities.
At December 31, 2001, we had cash but no short-term deposits. Yapalot customers pay for the service by automatic credit card payments, as such, we anticipate a low balance of accounts receivable. As of December 31, 2001, we had 1710 customers on our network. Most of our customers are on twelve month term contracts and we bill their major credit card on a monthly basis for the contract commitment.

As of December 31, 2001, current liabilities totaled $712,169 compared to $634,082 at December 31, 2000. The increase is largely attributable toamounts due to new suppliers.

Our operations are carried out in Canadian dollars. Our reporting currency is in Unites States dollars. As indicated in the notes to this financial information, any translation adjustment to the reporting currency would be included in equity.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements,  including the notes thereto, together with the report
of  Bromberg  &  Associate,   independent  Chartered  Accountants  thereon,  are
presented following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant's Certifying Accountant.

      On November 14, 2001,  the  client-auditor  relationship  between  Yapalot
Communications Holdings Inc. (the "Company") and Weisbrod Goldmacher, LLP ("Weisbrod") ceased as the Company's Board of Directors dismissed Weisbrod as its auditor.

      The Company's receipt of Weisbrod's report of the financial statements of the Registrant for the period from inception on April 6, 2000 through the fiscal year ended December 31, 2000, and any related interim period did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

            During the audit of the Company's financial statements for the period from inception on April 6, 2000 through the fiscal year ended December 31, 2000, and the subsequent interim period through the date of dismissal, Weisbrod did not have any disagreements with the Company. Weisbrod did not have any disagreements with the Company, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Weisbrod's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

            On November 14, 2001, the Registrant engaged Howard Bromberg as its independent accountant to review the Company's financial statements for the quarter ended September 30, 2001, as well as to audit the Company's financial statements for the year ended December 31, 2001. During the most recent fiscal year and any subsequent interim period prior to engaging Howard Bromberg, the Company did not consult with Howard Bromberg regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Howard Bromberg has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addresssed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Howard Bromberg did not furnish a letter to the Commission.

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

ITEM 10. EXECUTIVE COMPENSATION

On October 31, 2000, the Company entered into an employment contract with Yuval Barzakay for a term of ten years. Pursuant to the employment contract, Mr. Barzakay receives a salary of $200,000 per year with a minimum 6% increase of his salary each subsequent year after the first year. In addition the Company has agreed to maintain a life insurance policy on the life of Mr. Barzakay and Mr. Barzakay's estate is the beneficiary of the policy. Mr. Barzakay had waived his rights to compensation under the employment contract through January 31, 2001. For the period ending December 31, 2001 the Company had accrued $183,333 in unpaid salary to Mr. Barzakay. Mr. Barzakay has used $38,226 of the accrual to repay the Bank Loan interest and principal for year ended December 31, 2001.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 31, 2002 with respect to persons known to be beneficial owners of more than 5% of our voting common stock. The table also states the beneficial ownership of such common stock by each director and by all directors and executive officers as a group.

Name and Address of
Beneficial Owner                      Number of Shares            Percent
--------------------                  ----------------           ---------
Yuval Barzakay                           9,450,000                 47.3%
     4884 Dufferin Street, Unit 1
     Toronto, Ontario
     Canada M3H 5S8

Marilyn Benlolo                          6,400,000                 32.0%
     4884 Dufferin Street, Unit 1
     Toronto, Ontario
     Canada M3H 5S8


Directors and executive officers
 as a group (1 persons)                  9,450,000                 47.3%

* Less than one percent

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Yapalot Communications Inc. currently has an outstanding loan to Marilyn Benlolo, our former chief operating officer, in the amount of $301,111. The loan is interest free and the funds were used to finance Yapalot Communications Inc. since its inception in March 2000. The loan is for a term of no less than one year and is payable after one year or when revenues reach a level in which the loan can be repaid.

     Yuval Barzakay arranged for a Canadian Small Business loan for us in the amount of $168,794 as part of his initial advance. This liability is a Canadian government guarantee small business loan with Mr. Barzakay personally guaranteeing twenty-five percent of the original loan balance to the financial institution with the Canadian government guaranteeing the remaining seventy-five percent of the original loan balance which matures in March 2005. As part of the initial funding agreement with us, Mr. Barzakay agreed to reimburse us annually for all principal and interest payments. The loan is repayable on an annual basis which includes interest at Royal Bank prime rate plus 1.5 percent. The loan matures in March 2005 and is personally guaranteed by Mr. Barzakay. As of December 31, 2001, Mr. Barzakay has reimbursed the Company for any principal and interest payments made by the Company in connection with this loan in the amount of $38,226.

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

                           YAPALOT COMMUNICATIONS HOLDINGS INC.
Dated: April 1, 2002

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

Signature                Title                                     Date
----------              -------                                  --------

/s/ Yuval Barzakay    Chairman, Chief Executive Officer,      April 1, 2002
--------------------  President, Principal Financial Officer,
Yuval Barzakay        and Principal Accounting Officer
                      (Principal Executive Officer)

                      YAPALOT COMMUNICATIONS HOLDINGS INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31,2001

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

                                AUDITOR'S REPORT

TO THE SHAREHOLDERS OF:
YAPALOT COMMUNICATIONS HOLDINGS INC.

We have  audited  the  consolidated  balance  sheet  of  Yapalot  Communications
Holdings Inc. as of December 31,2001 and the consolidated statements of operations and deficit and cash flows for the year ended December 31,2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and the changes in its cash flows for the year ended December 31, 2001 in accordance with generally accepted accounting principles in the United States.




TORONTO, Canada                                         Bromberg & Associate
March 25, 2002                                   CHARTERED ACCOUNTANTS

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET


                            (Stated in U.S. Dollars)


                                                             December 31       December 31
                                                                 2001             2000
                                                               --------         --------

                                   A S S E T S

 CURRENT
    Cash                                                   $       5,607      $   151,835
    Accounts receivable                                            6,157            1,248
    Sales taxes receivable                                             -           27,574
    Due from shareholder                                               -           24,408
    Prepaid and sundry                                             9,733                -
                                                             ------------       ---------

                                                           $      21,497      $   205,065

 CAPITAL ASSETS (Note 3)                                         820,100        1,060,173
                                                             ------------      ----------


                                                           $    841,597       $ 1,265,238
                                                             ============      ==========

                              L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities               $    677,690       $   599,603
    Current portion of bank term loan (Note 4)                   34,479            34,479
                                                             ------------      -----------

                                                           $    712,169       $   634,082

 BANK TERM LOAN, Less current portion (Note 4)                   71,214           133,739

 SHAREHOLDERS' ADVANCES (Note 5)                                301,111           301,111
                                                             ------------      -----------

                                                           $  1,084,494      $  1,068,932
                                                             ------------      -----------

                              SHAREHOLDERS' DEFICIT

 SHARE CAPITAL ISSUED AND PAID UP (Note 6)                 $     20,000      $     20,000
 CAPITAL IN EXCESS OF PAR VALUE                               1,039,076         1,016,983
 CUMULATIVE TRANSLATION ADJUSTMENT                              (35,472)          (41,462)
 DEFICIT                                                     (1,266,501)         (799,215)
                                                           ----------------    -----------

                                                           $   (242,897)     $    196,306
                                                           ----------------    -----------

                                                           $    841,597      $  1,265,238
                                                           ================    ===========

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                            (Stated in U.S. Dollars)



                                                                                                                 Accumulated
                                                Common Shares           Capital in                         Other
                                                            Paid Up     Excess of      Accumulated     Comprehensive
                                              Number        Amount      Par Value        Deficit           Loss            Total
                                             --------      ---------   -------------   -----------     --------------     --------

FROM INCEPTION TO DECEMBER 31,2000

  ISSUE OF COMMON SHARES
    Founder shares issued at inception     16,000,000     $  16,000            -      $      -           $     -        $    16,000
    Shares issued in August, 2000           4,000,000         4,000      996,000             -                 -          1,000,000

  Net loss                                          -             -            -      (799,215)                -           (799,215)

  Foreign currency translation adjustments          -             -            -             -           (41,462)           (41,462)
  Imputed interest on shareholder loans                                   20,983                                             20,983
                                           -----------    ----------   ---------     ----------          --------        -----------

BALANCE - December 31, 2000                20,000,000    $   20,000    1,016,983    $ (799,215)         $(41,462)       $   196,306


FROM JANUARY 1, 2001 TO December 31, 2001

  Net loss                                          -             -            -     (467,286)                 -           (467,286)

  Foreign currency translation adjustments          -             -            -            -              5,990              5,990
  Imputed interest on shareholder loans                                   22,093                                             22,093
                                           -----------    ----------   ---------     ----------          --------        -----------
BALANCE - December 31, 2001                20,000,000    $   20,000    1,039,076  $(1,266,501)          $(35,472)       $  (242,897)
                                           ===========    ==========   =========   ============          ========        ===========



                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT


                            (Stated in U.S. Dollars)



                                                For the year ended       For the period
                                                December 31,             April 6, 2000 to December 31,
                                                2000                     2000
                                                -------------------      -----------------------------


 REVENUE                                             $   863,907                $168,273
                                                       -----------             -----------
 EXPENSES
    Selling, general and administrative expenses     $ 1,024,540               $   806,334
    Bank charges and interest                             30,472                    40,962
    Amortization                                         276,181                   120,192
                                                      ------------               -----------
                                                     $1,331,193                $   967,488
                                                      ------------               -----------
 NET LOSS                                            $ (467,286)               $  (799,215)
                                                      ------------               -----------
 OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustment          $    5,990                $   (41,462)
                                                      ------------               -----------
 DEFICIT - Beginning year                            $ (799,215)               $         -
 NET LOSS FOR THE YEAR                                 (467,286)                  (799,215)

 DEFICIT - End of year                               $(1,266,501)              $  (799,215)
                                                      ===========                ===========
 LOSS PER COMMON SHARE (Note 7)                      $     (0.02)              $     (0.05)
                                                      ===========                ===========
 WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                  $20,000,000               $17,592,412
                                                      ===========               ============


                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                            (Stated in U.S. Dollars)



                                                              For the Year Ended        For the period April 6th
                                                              December 31, 2001         2000 to  December 31, 2000
                                                              -------------------       --------------------------

CASH (USED IN) OPERATIONS

    Net loss                                                    $   (467,286)              $      (799,215)
    Adjustments to reconcile net loss
     to net cash provided by operating activities:
        Amortization                                                 276,181                       120,192
        Non-cash imputed interest                                     22,093                        20,983
    Changes in assets and liabilities relating to operations
    Accounts receivable                                               22,665                        (1,248)
    Accounts payable and accrued liabilities Prepaid and              78,087                       572,029
    sundry assets                                                     (9,733)                           --
                                                                  -----------                --------------
    NET CASH (USED IN) OPERATIONS                               $    (77,993)               $      (87,259)
                                                                  -----------                --------------
 CASH USED IN INVESTING ACTIVITIES
    Purchase of capital assets                                  $    (36,108)               $   (1,180,365)
    Incorporation costs paid                                              --                            --
                                                                  -----------                --------------
    NET CASH USED IN INVESTING ACTIVITIES                       $    (36,108)               $   (1,180,365)
                                                                  -----------                --------------
 CASH FROM FINANCING ACTIVITIES
    Advances from shareholders                                  $         --                $      301,111
    Loan                                                             (62,525)                      168,218
    Amounts due from shareholder                                      24,408                       (24,400)
    Capital shares issued                                                 --                     1,016,000
                                                                  -----------                --------------
    NET CASH FROM (USED IN) FINANCING ACTIVITIES                     (38,117)                    1,460,929
                                                                  -----------                --------------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                        $      5,990                $      (41,462)
                                                                  -----------                --------------
 NET INCREASE (DECREASE) IN CASH DURING THE YEAR                $   (146,228)               $      151,835
                                                                  -----------                --------------
 CASH - Beginning of year                                            151,835                            --
                                                                  -----------                --------------
 CASH - End of year                                             $      5,607                $      151,835
                                                                  ===========                ==============

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                            (Stated in U.S. Dollars)


The financial information for the year ended December 31, 2001 presented in this Form 10-QSB has been prepared from accounting records of Yapalot Communications Holdings Inc. (the "Company"). The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this year.


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

    c)  Capital Assets and Amortization
        Capital assets are carried at acquisition cost less accumulated amortization. Amortization is provided annually by the company at rates intended to amortize the assets over their estimated useful lives as follows:

           Computer equipment                  -   30%  Declining balance basis
           Computer software                   -  100% Declining balance basis
           Furniture and fixtures              -   20%  Declining balance basis
           Leasehold improvements              -   20%  of cost
           Network communications equipment    -   20%  Declining balance basis

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

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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


3.  CAPITAL ASSETS

                                     Accumulated          Net           Net
                          Cost       Amortization         2001          2000
                         ------     --------------       ------        -------

Computer equipment    $  152,561      $  54,677        $ 97,884     $  139,835
Computer software         72,867         72,867              --         52,355
Furniture and fixtures    67,152         16,418          50,734         63,417
Leasehold improvements    71,000         18,112          52,888         66,434
Network communication
equipment                852,893        234,299         618,594        738,132
                      -----------      ---------       ---------     ----------
                      $1,216,473      $ 396,373        $820,100     $1,060,173
                      ===========      =========       =========     ==========

4.  BANK TERM LOAN

    The loan is repayable in monthly payments of CDN$4,165 plus interest at the Royal Bank prime rate plus 1.5 percent. The loan matures in March 2005 and is personally guaranteed by Mr. Barzakay, one of the founding shareholders. Mr. Barzakay has agreed to reimburse the company annually for all principal and interest payments.

5.  SHAREHOLDERS' ADVANCES

    The balance due to shareholders are non-interest bearing, however in accordance with generally accepted accounting policies, an interest rate of 7% was imputed in this non arms length arrangement. The imputed interest is charged to operations and credited to stockholders' equity. The individual shareholder advance amounts are as follows:

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

    Loss per common share is calculated as the loss for the year divided by the weighted average number of the Company's common stock outstanding. Diluted loss per share does not differ from basic loss per share.