Form 10QSB
period 2002-03-31
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2002-05-20
CIK 1120323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2002

                                       OR

(  )Transition  Report  pursuant  to  Section  13 or 15 (d) of the  Securities
     Exchange Act of 1934

                         Commission File Number: 0-28514
                                                 -------


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

                                     Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of Common Stock, par value $0.001 per share were outstanding as of May 20, 2002.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (Stated in U.S. Dollars)


                                                     March 31       December 31
                                                       2002             2001
                                                    -----------     ------------
      A S S E T S

 CURRENT
    Cash                                              $  6,112        $  5,607
    Accounts receivable                                  4,441           6,157
    Prepaid and sundry                                $  9,292        $  9,733
                                                       --------        --------
                                                       775,742         820,100
 CAPITAL ASSETS (Note 3)                               --------        --------
                                                      $795,587        $841,597
                                                       --------        --------
      L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities          $630,215        $677,690
    Current portion of bank term loan (Note 4)          34,479          34,479
                                                       --------        --------
                                                      $664,694        $712,169

 BANK TERM LOAN, Less current portion (Note 4)          61,405          71,214
 SHAREHOLDERS' ADVANCES (Note 5)                       301,111         301,111
                                                       --------        --------
                                                    $1,027,210      $1,084,494

                   SHAREHOLDERS' DEFICIT

 SHARE CAPITAL ISSUED AND PAID UP (Note 6)           $  20,000       $  20,000
 CAPITAL IN EXCESS OF PAR VALUE                      1,044,346       1,039,076
 CUMULATIVE TRANSLATION ADJUSTMENT                     (28,105)        (35,472)
 DEFICIT                                            (1,267,864)     (1,266,501)
                                                     ----------     -----------
                                                     $(231,623)      $(242,897)
                                                     ----------     -----------
                                                     $ 795,587       $ 841,597
                                                     ==========     ===========

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                            (Stated in U.S. Dollars)

                                                 Common Shares
                                                                                                         Accumulated
                                                                        Capital in                          Other
                                                            Paid Up     Excess of        Accumulated    Comprehensive
                                              Number        Amount      Par Value          Deficit          Loss            Total
                                            -----------    ----------  -------------    --------------  ---------------   ---------

FROM INCEPTION TO DECEMBER 31,2001          20,000,000     $ 20,000     $ 1,039,076     $ (1,266,501)       $ (35,472)  $ (242,897)

FROM JANUARY 1, 2001 TO March 31, 2002
   Net Loss                                                                                   (1,363)                     $ (1,363)
   Foreign currency translation adjustments                                                                      7,367       7,367
   Imputed interest on shareholder loans                                      5,270                                          5,270
                                           ------------ ------------   ------------- -----------------  ---------------  ----------

BALANCE - March 31, 2002                    20,000,000     $ 20,000     $ 1,044,346     $ (1,267,864)       $ (28,105)  $ (231,623)
                                           ============ ============   ============= =================  ===============  ==========



                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                            (Stated in U.S. Dollars)

                                                       For the three       For the three
                                                       month period        month period
                                                       ended March 31,     ended March 31,
                                                       2001                2000
                                                       ---------------     ----------------

 REVENUE                                                $  153,173            $  222,384
                                                       -------------         -------------
 EXPENSES
    Selling, general and administrative
    expenses                                            $  108,865            $  319,309
    Bank charges and interest                                1,313                11,618
    Amortization                                            44,358                79,816
                                                        ------------         -------------
                                                        $  154,536            $  410,743
 NET LOSS                                               $   (1,363)           $ (188,359)
                                                        ------------         -------------

 OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustment             $    7,367            $  (26,934)

 DEFICIT - Beginning year                              $(1,266,501)           $ (799,215)
 NET LOSS                                                   (1,363)             (188,359)
                                                        ------------         -------------
 DEFICIT                                               $(1,267,864)           $ (971,122)
                                                        ============         =============
 LOSS PER COMMON SHARE (Note 7)                        $     (0.01)           $    (0.94)
                                                        ============         =============
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   20,000,000            20,000,000
                                                        ============         =============


                             See accompanying notes.

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (Stated in U.S. Dollars)

                                                For the Three Month            For the Three Month
                                                Period ended March 31,         Period ended March 31,
                                                2001                           2000
                                                ----------------------         ----------------------

CASH FROM (USED IN) OPERATIONS

    Net loss                                         $  (1,363)                     $(191,088)
    Adjustments  to  reconcile  net  loss
    to net  cash  provided  by  operating
        activities:
    Amortization                                        44,358                         79,816
    Prior year interest adjustment                           -                          2,729
    Non-cash imputed interest                            5,270                              -
    Deferred revenue                                         -                         88,296
    Changes in assets and liabilities
      relating to operations
    Accounts receivable                                  1,716                        (78,071)
    Accounts payable and accrued liabilities           (47,475)                       (97,545)
    Prepaid and sundry assets                              441                         (7,661)
                                                      ---------                     ----------
    NET CASH FROM (USED IN) OPERATIONS              $    2,947                     $ (203,524)
                                                      ---------                     ----------
 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                      $        -                     $  (24,093)

 CASH FROM FINANCING ACTIVITIES

    Loan                                                (9,809)                             -

    NET CASH FROM FINANCING ACTIVITIES              $   (9,809)                    $        -
                                                      ---------                     ----------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH            $    7,367                     $  (26,934)
                                                      ---------                     ----------
 NET INCREASE (DECREASE) IN CASH DURING THE PERIOD  $      505                     $ (254,551)
                                                      ---------                     ----------
 CASH - Beginning of period                         $    5,607                     $  151,835
                                                      ---------                     ----------
 CASH (INDEBTEDNESS) - End of period                $    6,112                     $ (102,716)
                                                      =========                     ==========

                      YAPALOT COMMUNICATIONS HOLDINGS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)
                            (Stated in U.S. Dollars)


The financial information for the period ended March 31, 2002 presented in this Form 10-QSB has been prepared from accounting records of Yapalot Communications Holdings Inc. (the "Company"). The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of this period.


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

        Where the Company determines that circumstances indicate that the carrying value of certain capital assets may not be recoverable, the Company's policy is to write the asset down to an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. Such an impairment loss will be charged to operations in the current period.

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


3.  CAPITAL ASSETS
                                            Accumulated        Net         Net
                                Cost        Amortization       2002        2001
                               -------     --------------    ------      ------
Computer equipment           $  152,561     $ 62,018        $ 90,543    $ 97,884
Computer Software                72,867       72,867               -           -
Furniture and fixtures           67,152       18,955          48,197      50,734
Leasehold improvements           71,000       21,662          49,338      52,888
Network communication equipment 852,893      265,229         587,664     618,594
                               ---------    ---------       ---------   --------
                             $1,216,473     $440,731        $775,742    $820,100
                              ==========    =========       =========   ========

4.  BANK TERM LOAN

    The loan is repayable in monthly payments of CDN$4,165 plus interest at the Royal Bank prime rate plus 1.5 percent. The loan matures in March 2005 and is personally guaranteed by Mr. Barzakay, one of the founding shareholders. Mr. Barzakay has agreed to reimburse the Company annually for all principal and interest payments.

5.  SHAREHOLDERS' ADVANCES

    The balance due to shareholders are non-interest bearing, however in accordance with generally accepted accounting policies, an interest rate of 7% was imputed in this non arms length arrangement. The imputed interest is charged to operations and credited to stockholders' equity. The individual shareholder advance amount is as follows:

                  Marilyn Benlolo                                   $  301,111
                                                                    ==========


6.  SHARE CAPITAL

    Authorized
          50,000,000   Common shares at $.001 par value
    Issued
          20,000,000   Common shares at $.001 par value             $   20,000
                                                                    ==========
7.       LOSS PER COMMON SHARE

    Loss per common share is calculated as the loss for the period divided by the weighted average number of the Company's common stock outstanding. Diluted loss per share does not differ from basic loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains statements that are not historical facts which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. The Company's results involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities; events or developments that we expect, believe, project, intend or anticipate will or may occur, including such matters as future capital, business strategies, expansion and growth of our operations and future net cash flows. Factors that could cause actual results to differ materially are described throughout this statement. Cautionary disclosures include, among others: general economic conditions, the markets for and market price of our services, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance. We disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events, other than as required by law.


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

Significant Developments

For the period ended March 31,2002 we continued to slowly grow our client base. Management continues to drive creative ideas to significantly build the current monthly customer acquisition base from 50 to approximately 700 new customers per month. This latter growth is expected to be accomplished through a planned telemarketing initiative out of the United States and a newly formed corporate sales team in Canada.

To achieve our business plan to date, we have on staff a total of 9 full time employees comprised of customer service, administration, marketing and network operations employees. We expect 2-5 new Corporate Account Executives to be on staff by June 2002.

RESULTS OF OPERATIONS

For the three months ended March 31, 2002 our revenue decreased to $153,173 from $222,384 from the period ending March 31, 2001. The Company attributes the decrease to market conditions and a decrease in marketing expenditures. Expenses decreased $256,207 or 62% from $410,743 for the three months ended March 31, 2001 to $154,536 for the three months ended March 31, 2002. The decrease in expenses is principally due to the decrease in general and administrative expenses from $319,309 and $168,865 for the three months ended March 31, 2001 and 2002, respectively. Our resulting Net Loss of $1,363 is a significant improvement from the loss of same quarter 2001 of $188,359. The decrease in loss is due to managements cost control initiatives. Loss per common share decreased from $(.94) for the three months ended March 31, 2001 to $(.01) for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are funds generated by loans from the founding shareholders. Additional information on the loan agreement is described in note 4 to the Company's Consolidated Financial Statements. Yuval Barzakay, our chief executive officer, loans the Company money from time to time which is usually repaid by the end of the month for which it was loaned.

Current assets totaled $19,845 at March 31,2002 compared to $21,497 at December 31, 2001. The decrease is an insignificant change. Mr. Barzakay is still responsible for the principal and interest repayments of the small business loan. During the three months ended March 31, 2002, additional $50,000 of accrued salary owed to Mr. Barzakay was applied against the principal and interest repayments owed by Mr. Barzakay in connection with the Small Business Loan. At March 31,2002 we had cash of $6,112 and no short-term deposits. As customers pay for the service by automatic credit card payments, we anticipate an orderly collection of the balance of Accounts Receivable.

As of March 31, 2002, current liabilities totaled $664,694 compared to $712,169 at December 31, 2001. The decrease is largely attributable to small payments made by the Company against outstanding accounts payable and the Company's reduced expenditures.

Our operations are carried out in Canadian dollars. Our reporting currency is in United States dollars. As indicated in the notes to this financial information, any translation adjustment to the reporting currency would be included in equity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

            None.

            Reports on Form 8-K

            There were no reports on Form 8-K filed during the period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           YAPALOT COMMUNICATIONS HOLDINGS INC.
Dated: May 20, 2002

                              By /s/ Yuval Barzakay
                           ---------------------------------------------------
                           Yuval Barzakay, Chairman and Chief Executive Officer