Form 10KSB/A
period 2001-12-31
YAPALOT COMMUNICATIONS HOLDINGS INC
filed 2002-05-24
CIK 1120323

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

We generated $863,907 of gross revenues for the fiscal year ended December 31, 2001. As of May 24, 2002, 20,000,000 shares of our Common Stock were outstanding, at a par value of $0.001 per share.

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

                           YAPALOT COMMUNICATIONS HOLDINGS INC.
Dated: May 24, 2002

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

Signature                Title                                     Date
----------              -------                                  --------

/s/ Yuval Barzakay    Chairman, Chief Executive Officer,        May 24, 2002
--------------------  President, Principal Financial Officer,
Yuval Barzakay        and Principal Accounting Officer
                      (Principal Executive Officer)

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

                                AUDITOR'S REPORT

TO THE SHAREHOLDERS OF:
YAPALOT COMMUNICATIONS HOLDINGS INC.

     We have audited the consolidated balance sheet of Yapalot Communications Holdings Inc. as of December 31, 2001 and the related statements of income, stockholders' equity, consolidated statements of operations and deficit and cash flows for the period from inception, April 6, 2000, through December 31, 2000 and for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and the changes in its cash flows for the period from inception, April 6, 2000 through December 31, 2001 in accordance with generally accepted accounting principles in the United States.




TORONTO, Canada                                Bromberg & Associate
May 23, 2002                                   CHARTERED ACCOUNTANTS

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